Form 10-Q
period 2021-09-30
Alight, Inc. /DE
filed 2021-11-12
CIK 1844744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 001-39299

Alight, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1849232
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4 Overlook Point Lincolnshire, IL	60069
(Address of principal executive offices)	(Zip Code)

(224) 737-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ALIT	New York Stock Exchange
Warrants to purchase one share of Class A Common Stock	ALIT.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 9, 2021, the registrant had 446,802,741 shares of Class A Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-2 Common Stock, par value $0.0001 per share, 77,459,687 shares of Class V Common Stock, par value $0.0001 per share, 5,046,819 shares of Class Z-A Common Stock, par value $0.0001 per share, 274,379 shares of Class Z-B-1 Common Stock, par value $0.0001 per share, and 274,379 shares of Class Z-B-2 Common Stock, par value $0.0001 per share, outstanding.

i

Explanatory Note

This Quarterly Report on Form 10-Q includes information pertaining to periods prior to the closing of the Alight Business Combination. Refer to Note 1 “Basis of Presentation and Nature of Business”, for further information regarding the basis of presentation.

Disclaimer Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include, but are not limited to, statements that relate to expectations regarding future financial performance, and business strategies or expectations for our business. Forward-looking statements can often be identified by the use of words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” or similar expressions or the negative thereof. These forward-looking statements are based on information available as of the date of this report and the Company’s management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or  otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the outcome of any known or unknown litigation or regulatory proceedings;
•	the risk that the Business Combination and subsequently becoming a public reporting company disrupts the plans and operations of the Company;
•	changes in applicable laws or regulations;
•	costs related to the Business Combination;
•	the inability of the Company to develop and maintain effective internal controls;
•	the COVID-19 pandemic and future outbreaks of any other highly infectious or contagious disease, including the global economic uncertainty and measures taken in response;
•	the possibility that the Company may be adversely affected by other economic, business or competitive factors;
•	risks associated with the Company’s international operations;
•	risks associated with competition with the Company’s competitors;
•	risks associated with changes in regulations that could have an adverse effect on the Company’s business;
•	the inability to adequately protect key intellectual property rights or proprietary technology;
•	the diversion of management’s attention and consumption of resources as a result of the Business Combination or any potential acquisitions of other companies;
•

risks associated with past and prospective acquisitions, including the failure to successfully integrate operations, personnel, systems, technologies and products of the acquired companies, adverse tax consequences of acquisitions, greater than expected liabilities of the acquired companies and charges to earnings from acquisitions;

•	failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;
•

cyber-attacks and security vulnerabilities and other significant disruptions in the Company’s information technology systems and networks that could expose the Company to legal liability, impair its reputation or negative effect on the Company’s results of operations;

•

the potential for conflicts of interest arising out of any of the Company’s directors allocating their time to other businesses and not exclusively to the Company, and that the Company’s amended and restated certificate of incorporation will contain a corporate opportunities waiver so directors will not be required to present potential business opportunities to the Company;

•	the possibility of a decline in economic activity that could impact the Company’s results of operations;
•	failure to compete successfully with the Company’s competitors;
•

risks associated with the Company’s failure to apply and develop new technologies as quick as the Company’s competitors; the possibility of a decline in continued interest in outsourced services; and other risks and uncertainties indicated in this report and our other public filings, including those set forth under the section entitled “Risk Factors” in our filings with the SEC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alight, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor	Predecessor
	September 30,	December 31,
(in millions)	2021	2020
Assets
Current Assets
Cash and cash equivalents	$769	$506
Receivables, net	505	532
Other current assets	172	163
Total Current Assets Before Fiduciary Assets	1,446	1,201
Fiduciary assets	1,468	1,030
Total Current Assets	2,914	2,231
Goodwill	3,356	2,245
Intangible assets, net	4,004	1,733
Fixed assets, net	219	334
Deferred tax assets, net	8	5
Other assets	456	408
Total Assets	$10,957	$6,956

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$348	$394
Current portion of long term debt	43	37
Other current liabilities	289	324
Total Current Liabilities Before Fiduciary Liabilities	680	755
Fiduciary liabilities	1,468	1,030
Total Current Liabilities	2,148	1,785
Deferred tax liabilities	3	—
Long term debt	2,839	4,041
Tax receivable agreement	605	—
Financial instruments	326	—
Other liabilities	358	447
Total Liabilities	$6,279	$6,273
Commitments and Contingencies (Note 18)
Stockholders' Equity
Class A Common Stock (Successor); $0.0001 par value, 1,000,000,000 shares authorized; 446,802,741 issued and outstanding as of September 30, 2021	$—	$—
Class B Common Stock (Successor); $0.0001 par value, 20,000,000 shares authorized; 9,980,906 issued and outstanding as of September 30, 2021	—	—
Class V Common Stock (Successor); $0.0001 par value, 175,000,000 shares authorized; 77,459,687 issued and outstanding as of September 30, 2021	—	—
Class Z Common Stock (Successor); $0.0001 par value, 12,900,000 shares authorized; 5,595,577 issued and outstanding as of September 30, 2021	—	—
Additional paid-in-capital	4,024	—
Retained deficit	(168)	(127)
Members' equity	—	852
Accumulated other comprehensive loss	(3)	(42)
Total Alight, Inc. Equity	$3,853	$683
Noncontrolling Interest	825	—
Total Stockholders' Equity	$4,678	$683
Total Liabilities and Stockholders' Equity	$10,957	$6,956

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Alight, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in millions, except per share amounts)	2021	2021	2020	2020
Revenue	$690	$1,361	$668	$2,008
Cost of services, exclusive of depreciation and amortization	442	888	423	1,329
Depreciation and amortization	10	38	18	47
Gross Profit	238	435	227	632

Operating Expenses
Selling, general and administrative	135	222	128	364
Depreciation and intangible amortization	78	111	57	170
Total operating expenses	213	333	185	534
Operating Income	25	102	42	98
Other Expense
Loss from change in fair value of financial instruments	90	—	—	—
Loss from change in fair value of tax receivable agreement	27	—	—	—
Interest expense	28	123	61	172
Other expense (income), net	—	9	3	(1)
Total other expense, net	145	132	64	171
Loss Before Income Tax (Benefit) Expense	(120)	(30)	(22)	(73)
Income tax (benefit) expense	—	(5)	17	12
Net Loss	(120)	(25)	(39)	(85)
Net loss attributable to noncontrolling interests	(13)	—	—	—
Net Loss Attributable to Alight, Inc.	$(107)	$(25)	$(39)	$(85)

Earnings Per Share
Basic net loss per share	$(0.24)
Diluted net loss per share	$(0.24)

Net Loss	$(120)	$(25)	$(39)	$(85)
Other comprehensive (loss) income, net of tax:
Change in fair value of derivatives	(1)	23	4	(32)
Foreign currency translation adjustments	(2)	8	14	(7)
Total other comprehensive (loss) income, net of tax:	(3)	31	18	(39)
Comprehensive (Loss) Income Before Non-controlling Interests	(123)	6	(21)	(124)
Comprehensive loss attributable to noncontrolling interests	(13)	—	—	—
Comprehensive (Loss) Income Attributable to Alight, Inc.	$(110)	$6	$(21)	$(124)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alight, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Successor
				Accumulated
		Additional		Other	Total		Total
	Common	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Capital	Deficit	Loss	Equity	Interest	Equity
Balance at July 1, 2021	$—	$4,009	$(61)	$—	$3,948	$838	$4,786
Net loss	—	—	(107)	—	(107)	(13)	(120)
Other comprehensive loss, net	—	—	—	(3)	(3)	—	(3)
Share-based compensation expense	—	15	—	—	15	—	15
Balance at September 30, 2021	$—	$4,024	$(168)	$(3)	$3,853	$825	$4,678
	Condensed Consolidated Statements of Members’ Equity (Unaudited) Predecessor
							Accumulated
	Members' Equity						Other
	Class A Units		Class A-1 Units		Class B Units		Comprehensive
(in millions, except unit amounts)	Units	Amount	Units	Amount	Units	Amount	(Loss) Income	Total
Balance at December 31, 2020	123,700	$699	1,800	$12	1,736	$14	$(42)	$683
Comprehensive (loss) income, net of tax	—	(21)	—	—	—	—	21	—
Restricted share units vested, net of units withheld in lieu of taxes	—	—	1	—	50	—	—	—
Unit repurchases	—	—	(75)	(1)	(89)	(1)	—	(2)
Share-based compensation expense	—	—	—	—	—	2	—	2
Balance at March 31, 2021	123,700	$678	1,726	$11	1,697	$15	$(21)	$683
Comprehensive (loss) income, net of tax	—	(4)	—	—	—	—	10	6
Restricted share units vested, net of units withheld in lieu of taxes	—	—	91	(1)	391	—	—	(1)
Share-based compensation expense	—	—	—	1	—	2	—	3
Balance at June 30, 2021	123,700	$674	1,817	$11	2,088	$17	$(11)	$691
	Predecessor
							Accumulated
	Members' Equity						Other
	Class A Units		Class A-1 Units		Class B Units		Comprehensive
(in millions, except unit amounts)	Units	Amount	Units	Amount	Units	Amount	Loss	Total
Balance at December 31, 2019	123,700	$804	1,683	$15	1,107	$11	$(25)	$805
Comprehensive loss, net of tax	—	(21)	—	—	—	—	(51)	(72)
Restricted share units vested, net of units withheld in lieu of taxes	—	—	11	—	15	—	—	—
Share-based compensation expense	—	—	—	—	—	2	—	2
Balance at March 31, 2020	123,700	$783	1,694	$15	1,122	$13	$(76)	$735
Comprehensive loss, net of tax	—	(25)	—	—	—	—	(6)	(31)
Distribution of members' equity	—	(1)	—	—	—	—	—	(1)
Restricted share units vested, net of units withheld in lieu of taxes	—	—	157	(1)	209	—	—	(1)
Unit repurchases	—	—	(55)	(2)	(88)	(1)	—	(3)
Share-based compensation expense	—	—	—	1	—	1	—	2
Balance at June 30, 2020	123,700	$757	1,796	$13	1,243	$13	$(82)	$701
Comprehensive income (loss), net of tax	—	(39)	—	—	—	—	18	(21)
Distribution of members' equity	—	(2)	—	—	—	—	—	(2)
Restricted share units vested, net of units withheld in lieu of taxes	—	—	2	—	476	—	—	—
Share-based compensation expense	—	—	—	—	—	1	—	1
Balance at September 30, 2020	123,700	$716	1,798	$13	1,719	$14	$(64)	$679

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Alight, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,
(in millions)	2021	2021	2020
Cash flows from operating activities
Net loss	$(120)	$(25)	$(85)
Adjustments to reconcile net loss to net cash (used for) provided by operations:
Depreciation	14	49	66
Intangible amortization expense	74	100	151
Noncash lease expense	6	10	17
Financing fee and premium amortization	(1)	9	15
Share-based compensation expense	15	5	5
Loss from change in fair value of financial instruments	90	—	—
Loss from change in fair value of tax receivable agreement	27	—	—
Other	—	1	1
Change in assets and liabilities:
Receivables	(22)	51	81
Accounts payable and accrued liabilities	14	(45)	35
Other assets and liabilities	(104)	(97)	(155)
Cash (used for) provided by operating activities	$(7)	$58	$131
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(1,394)	—	(52)
Capital expenditures	(27)	(55)	(71)
Cash used for investing activities	$(1,421)	$(55)	$(123)
Cash flows from financing activities
Net increase (decrease) in fiduciary liabilities	453	(15)	210
Members' equity unit repurchase	—	(2)	(3)
Distributions of members' equity	—	—	(3)
Borrowings from banks	576	110	726
Financing fees	(7)	—	(23)
Repayments to banks	(57)	(124)	(435)
Principal payments on finance lease obligations	(7)	(17)	(18)
Settlements of interest rate swaps	(4)	(14)	(14)
Tax payment for units withheld in lieu of taxes	—	(1)	—
Contingent consideration payments	—	(1)	—
FTAC share redemptions	(142)	—	—
Proceeds related to FTAC investors	1,813	—	—
Other financing activities	—	—	(2)
Cash provided by (used for) financing activities	$2,625	$(64)	$438
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,201	(61)	443
Cash, cash equivalents and restricted cash at beginning of period	1,036	1,536	985
Cash, cash equivalents and restricted cash at end of period	$2,237	$1,475	$1,428

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$769	$460	$451
Restricted cash included in fiduciary assets	1,468	1,015	977
Total cash, cash equivalents and restricted cash	$2,237	$1,475	$1,428

Supplemental disclosures:
Interest paid	$26	$112	$127
Income taxes paid	4	5	16

Supplemental disclosure of non-cash financing activities:
Fixed asset additions acquired through finance leases	$1	$2	$62
Right of use asset additions acquired through operating leases	—	10	26
Non-cash fixed asset additions	—	—	26

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Alight, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Business

Foley Trasimene Acquisition Corp. (“FTAC”) was incorporated in Delaware on March 26, 2020. FTAC was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On July 2, 2021 (the “Closing Date”), FTAC completed the business combination (the “Business Combination”) with Alight Holding Company, LLC (f/k/a Tempo Holding Company, LLC) (“Alight Holdings” or the “Predecessor”) contemplated by the Business Combination Agreement (as amended and restated as of April 29, 2021) between FTAC, Alight Holdings and other interested parties (the “Business Combination Agreement”). On the Closing Date, pursuant to the Business Combination Agreement, FTAC became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”) and was renamed Alight Group, Inc.  As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Alight Holdings that went into effect upon the completion of the Business Combination. As a result of the Business Combination, Alight owns approximately 85% of the economic interest in Alight Holdings, but will have 100% of the voting power and will control the management of Alight Holdings. Immediately following the completion of the Business Combination, the ownership percentage held by noncontrolling interest is approximately 15%.

Basis of Presentation

As a result of the Business Combination, for accounting purposes, the Company is the acquirer and Alight Holdings is the acquiree and accounting predecessor.  While the Closing Date was July 2, 2021, we have determined that as the impact of one day would be immaterial to the results of operations, we will utilize July 1, 2021 as the date of the Business Combination for accounting purposes. Therefore, the financial statement presentation includes the financial statements of Alight Holdings as Predecessor for the periods prior to July 1, 2021 and the Company as Successor for the periods after July 1, 2021, including the consolidation of Alight Holdings.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Registration Statement on Form S-1 filed on August 2, 2021, as amended. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated upon consolidation. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full fiscal year ending December 31, 2021.

Nature of Business

We are a leading cloud-based provider of integrated digital human capital and business solutions. We have an unwavering belief that a company’s success starts with its people, and our solutions connect human insights with technology. Leveraging artificial intelligence (“AI”) and data analytics, we provide an integrated, personalized experience for employees using technology-driven solutions that unlock value for employers. Our mission-critical solutions enable employees to enrich their health, wealth and wellbeing which helps global organizations achieve a high-performance culture. Our solutions include:

•

Employer Solutions: driven by our digital, software and AI-led capabilities and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health, employee wellness and payroll. These solutions are designed to support employers in effectively managing their workforce through a seamless, integrated platform. We leverage data across all interactions and activities to improve the consumer experience, reduce operational costs and better inform management processes and decision-making. In addition, employees benefit from an integrated portal and user experience, coupled with a full-service client care center, helping them manage the full life cycle of their health, wealth and careers.

•

Professional Services: includes our project-based cloud deployment and consulting offerings that provide expertise with both human capital and financial platforms. Specifically, this includes cloud advisory and deployment, and optimization services for cloud platforms such as Workday, SAP SuccessFactors, Oracle, and Cornerstone OnDemand.

2. Accounting Policies and Practices

Use of Estimates

The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of reserves and expenses.

These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management believes its estimates to be reasonable given the current facts available. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, and foreign currency exchange rate movements increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be predicted with certainty, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment would, if applicable, be reflected in the financial statements in future periods.

Concentration of Risk

The Company has no significant off-balance sheet risks related to foreign exchange contracts or other foreign hedging arrangements. Management believes that its account receivable credit risk exposure is limited, and the Company has not experienced significant write-downs in its accounts receivable balances. Additionally, there was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash balances. At September 30, 2021 and December 31, 2020, Cash and cash equivalents totaled $769 million and $506 million, respectively, and none of the balances were restricted as to its use.

Fiduciary Assets and Liabilities

Some of the Company’s agreements require it to hold funds to pay certain obligations on behalf of its clients. Funds held on behalf of clients are segregated from Company funds, and their use is restricted to the payment of obligations on behalf of clients. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. These funds are recorded as Fiduciary assets with the related obligation recorded as Fiduciary liabilities in the Condensed Consolidated Balance Sheets.

Commissions Receivable

Commissions receivable, which is recorded in Other current assets and Other assets in the Condensed Consolidated Balance Sheets, are contract assets that represent estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. The current portion of Commissions receivable is expected to be received within one year, while the non-current portion of Commissions receivable is expected to be received beyond one year.

Allowance for Expected Credit Losses

The Company’s allowance for expected credit losses with respect to trade receivables and contract assets is based on a combination of factors, including evaluation of historical write-offs, current conditions and reasonable economic forecasts that affect collectability and other qualitative and quantitative analysis. Receivables, net included an allowance for expected credit losses of $4 million and $15 million at September 30, 2021 and December 31, 2020, respectively.

Fixed Assets, Net

The Company records fixed assets at cost. We compute depreciation and amortization using the straight-line method on the estimated useful lives of the assets, which are generally as follows:

Asset Description	Asset Life
Capitalized software	Lesser of the life of an associated license, or 4 to 7 years
Leasehold improvements	Lesser of estimated useful life or lease term, not to exceed 10 years
Furniture, fixtures and equipment	4 to 10 years
Computer equipment	4 to 6 years

Goodwill and Intangible Assets, Net

In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Goodwill is tested for impairment annually as of October 1, and whenever indicators of impairment arise.

Derivatives

The Company uses derivative financial instruments, such as interest rate swaps. Interest rate swaps are used to manage interest risk exposures and have been designated as cash flow hedges. The changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in Accumulated other comprehensive loss. Amounts are reclassified from Accumulated other comprehensive loss into earnings when the hedge exposure affects earnings.

The Company discontinues hedge accounting prospectively when: (1) the derivative expires or is sold, terminated, or exercised; (2) the qualifying criteria are no longer met; or (3) management removes the designation of the hedging relationship.

Foreign Currency

Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. The operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current exchange rates in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in net foreign currency translation adjustments within the Condensed Consolidated Statements of Stockholders’ Equity. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other expense, net within the Condensed Consolidated Statements of Comprehensive Income (Loss). The impact of the foreign exchange gains and losses for the Successor three months ended September 30, 2021 was a gain of $1 million. The impact of the foreign exchange gains and losses for the Predecessor six months ended June 30, 2021 and three and nine months ended September 30, 2020 were a loss of $9 million, a loss of $3 million, and a gain of $2 million, respectively.

Share-Based Compensation Costs

Share-based payments to employees, including grants of restricted share units (“RSUs”) and performance-based restricted share units (“PRSUs”), for both the Predecessor and Successor periods, are measured based on their estimated grant date fair value. The Company recognizes compensation expense on a straight-line basis over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Earnings Per Share

Basic earnings per share is calculated by dividing the net loss attributable to Alight, Inc. by the weighted average number of shares of Class A Common Stock issued and outstanding for the Successor period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that would then share in the net income of the Alight, Inc.

Warrants

Warrant agreements related to warrants to purchase the Company’s Class A Common Stock are accounted for as liabilities at fair value within Financial instruments on the Condensed Consolidated Balance Sheets and are subject to remeasurement at each balance sheet date. Any change in fair value is recognized within the Condensed Consolidated Statements of Comprehensive Income (Loss).

Tax Receivable Agreement

In connection with the Business Combination, we entered into a Tax Receivable Agreement (the “TRA”) with certain of our pre-Business Combination owners that provides for the payment by Alight to such owners of 85% of the benefits that Alight is deemed to realize as a result of the Company’s share of existing tax basis acquired in the Business Combination and other tax benefits related to entering into the TRA. The Company accounts for the TRA as a liability at fair value and is subject to remeasurement at each balance sheet date. Any change in fair value is recognized within the Condensed Consolidated Statements of Comprehensive Income (Loss).

Seller Earnouts

Upon completion of the Business Combination, we executed a contingent consideration agreement (the “Seller Earnouts”) that results in the issuance of non-voting shares of Class B-1 and Class B-2 Common Stock, which automatically converts into Class A Common Stock upon the achievement of certain criteria. The majority of the Seller Earnouts are accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets and are subject to remeasurement at each balance sheet date. Any change in fair value is recognized within the Condensed Consolidated Statements of Comprehensive Income (Loss).

Noncontrolling Interest

Noncontrolling interest represents the Company’s noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A Common Stock ownership of the Company. Net (loss) income is reduced by the portion of net (loss) income that is attributable to noncontrolling interests. These noncontrolling interests are convertible into Class A Common Stock of the Company at the holder’s discretion.

Income Taxes

During the Predecessor periods, a portion of the Company’s earnings were subject to certain U.S. federal, state and foreign taxes. During the Successor period, the portion of earnings allocable to the Company is subject to corporate level tax rates at the U.S. federal, state and local levels. Therefore, the amount of income taxes recorded in the Predecessor periods are not representative of the expenses expected in the future.

The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income that is subject to tax, permanent differences between the Company’s U.S. GAAP earnings and taxable income, and the likelihood of recovering deferred tax assets existing as of the balance sheet date. The estimates used to compute the provision for income taxes may change throughout the year as new events occur, additional information is obtained or as tax laws and regulations change. Accordingly, the effective tax rate for future interim periods may vary materially.

The Company accounts for income taxes pursuant to the asset and liability method which requires it to recognize current tax liabilities or receivables for the amount of taxes it estimates are payable or refundable for the current year, deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

The Company recognizes the benefits of tax return positions in the financial statements if it is “more-likely-than-not” they will be sustained by a taxing authority. The measurement of a tax position meeting the more-likely-than-not criteria is based on the largest benefit that is more than 50 percent likely to be realized. Only information that is available at the reporting date is considered in the Company’s recognition and measurement analysis and events or changes in facts and circumstances are accounted for in the period in which the event or change in circumstance occurs.

New Accounting Pronouncements: Recently Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for certain contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The guidance permits entities not to apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the dedesignation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. For held-to-maturity debt securities, one-time sale and/or transfer to available-for-sale or trading may be made for held-to-maturity debt securities that both reference an eligible reference rate and were classified as held-to-maturity before January 1, 2020. In January 2021, the FASB issued ASU 2021-01, which provides optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. An entity will apply this guidance on a prospective basis. The new guidance became effective as of March 12, 2020, and will not apply to any contract modifications made, sales and transfers of held-to-maturity debt securities, and hedging relationships entered into or evaluated after December 31, 2022. At the time of adoption, there was no impact to our Condensed Consolidated Financial Statements. The Company will continue to assess the impact as the reference rate transition occurs over the next two years.

Callable Debt Securities

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20 – Receivables – Nonrefundable Fees and Other Costs.” The new accounting guidance clarifies that a reporting entity should assess whether a callable debt security purchased at a premium is within the scope of ASC 310-20-35-33 each reporting period, which impacts the amortization period for nonrefundable fees and other costs. The guidance must be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The new guidance is effective for the Company for the fiscal year 2021 and respective interim periods. The Company adopted this standard on January 1, 2021. The adoption of this guidance had no material impact upon our Condensed Consolidated Financial Statements.

3. Revenue from Contracts with Customers

The majority of the Company’s revenue is highly recurring and is derived from contracts with customers to provide integrated, cloud-based human capital solutions that empower clients and their employees to manage their health, wealth and HR needs. The Company’s revenues are disaggregated by recurring and project revenues within each reportable segment.  Recurring revenues are typically longer term in nature and more predictable on an annual basis, while project revenues consist of project work of a shorter duration. See Note 12 “Segment Reporting” for quantitative disclosures of recurring and project revenues by reportable segment. The Company’s reportable segments are Employer Solutions, Professional Services and Hosted Business.  Employer Solutions are driven by our digital, software and AI-led capabilities and spanning total employee wellbeing and engagement, including integrated employee wellness, benefits administration, healthcare navigation and financial health. Professional Services includes our cloud deployment, advisory and application management services.  The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

Revenues are recognized when control of the promised services is transferred to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services. The majority of the Company’s revenue is recognized over time as the customer simultaneously receives and consumes the benefits of our services. On occasion, we may be entitled to a fee based on achieving certain performance criteria or contract milestones. To the extent that we cannot estimate with reasonable assurance the likelihood that we will achieve the performance target, we will constrain this portion of the transaction price and recognize it when or as the uncertainty is resolved. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. All of the Company’s revenues are described in more detail below.

Administrative Services

We provide benefits, human resource and payroll administration services across all of our solutions, which are highly recurring. The Company’s contracts may include administration services across one or multiple solutions and typically have three to five-year terms with mutual renewal options.

These contracts typically consist of an implementation phase and an ongoing administration phase:

Implementation phase – In connection with the Company’s long-term agreements, highly customized implementation efforts are often necessary to set up clients and their human resource, payroll or benefit programs on the Company’s systems and operating processes. Work performed during the implementation phase is considered a set-up activity because it does not transfer a service to the customer. Therefore, it is not a separate performance obligation. As these agreements are longer term in nature, our contracts generally provide that if the client terminates a contract, we are entitled to an additional payment for services performed through the termination date designed to recover our up-front costs of implementation. Any fees received from the customer as part of the implementation are in effect, an advance payment for the future ongoing administration services to be provided.

Ongoing administration services phase – For all solutions, the ongoing administration phase includes a variety of plan and payroll administration services and system support services. More specifically, these services include data management, calculations, reporting, fulfillment/communications, compliance services, call center support, and in our Health solutions agreements, annual on-boarding and enrollment support. While there are a variety of activities performed across all solutions, the overall nature of the obligation is to provide integrated administration solutions to the customer. The agreement represents a stand-ready obligation to perform these activities across all solutions on an as-needed basis. The customer obtains value from each period of service, and each time increment (i.e., each month, or each benefit cycle in the case of our Health solutions arrangements) is distinct and substantially the same. Accordingly, the ongoing administration services for each solution represents a series and each series (i.e., each month, or each benefit cycle including the enrollment period in the case of our Health solutions arrangements) of distinct services are deemed to be a single performance obligation. In agreements that include multiple performance obligations, the transaction price related to each performance obligation is based on a relative stand-alone selling price basis. We establish the stand-alone selling price using observable market prices that the Company charges separately for similar solutions to similar customers.

Our contracts with our clients specify the terms and conditions upon which the services are based. Fees for these services are primarily based on a contracted fee charged per participant per period (e.g., monthly or annually, as applicable). These contracts may also include fixed components, including lump-sum implementation fees. Our fees are not typically payable until the commencement of the ongoing administration phase. Once fees become payable, payment is typically due on a monthly basis as we perform under the contract, and we are entitled to be reimbursed for work performed to date in the event of termination.

For Health solutions administration services, each benefits cycle inclusive of the enrollment period represents a time increment under the series guidance and is a single performance obligation. Although ongoing fees are typically not payable until the commencement of the ongoing administrative phase, we begin transferring services to our customers approximately four months prior to payments being due as part of our annual enrollment services. Although our per-participant fees are considered variable, they are typically predictable in nature, and therefore we do not generally constrain any portion of our transaction price estimates. We use an input method based on the labor costs incurred relative to total labor costs as the measure of progress in satisfying our Health solutions performance obligation commencing when the customer’s annual enrollment services begin. Given that the Health solutions enrollment and administrative services are stand-ready in nature, it can be difficult to estimate the total expected efforts or hours we will incur for a particular benefits cycle. Therefore, the input measure is based on the historical effort expended each month, which is measured as labor cost.

For all other benefits administration, human resources and payroll services where each month represents a distinct time increment under the series guidance, we allocate the transaction price to the month we are performing our services. Therefore, the amount recognized each month is the variable consideration related to that month plus any fixed monthly or annual fee, which is recognized on a straight-line basis. Revenue for these types of arrangements are therefore more consistent throughout the year.

In the normal course of business, we enter into change orders or other contract modifications to add or modify services provided to the customer. We evaluate whether these modifications should be accounted for as separate contracts or a modification to an existing contract. To the extent that the modification changes a promise that forms part of the underlying series, the modification is not accounted for as a separate contract.

Other Contracts

In addition to the ongoing administration services, the Company also has services across all solutions that represent separate performance obligations and that are often shorter in duration, such as our cloud deployment services, cloud advisory services, participant financial advisory services, and enrollment services not bundled with ongoing administration services.

Fee arrangements can be in the form of fixed-fee, time-and-materials, or fees based on assets under management. Payment is typically due on a monthly basis as we perform under the contract, and we are entitled to be reimbursed for work performed to date in the event of termination.

Services may represent stand-ready obligations that meet the series provision, in which case all variable consideration is allocated to each distinct time increment.

Other services are recognized over-time based on a method that faithfully depicts the transfer of value to the customer, which may be based on the value of labor hours worked or time elapsed, depending on the facts and circumstances.

A portion of the fees for enrollment services not bundled with ongoing administration services may be in the form of commissions received from carriers and are variable in nature. These annual enrollment services are typically completed over a short period. However, the Company may continue to receive commissions from carriers until the respective policy lapses or is cancelled. The Company bases the estimates of total transaction price on supportable evidence from an analysis of past transactions, and only includes amounts that are probable of being received or not refunded. This is an area requiring significant judgement and as a result, the estimated total transaction price may be lower than the ultimate amount of commissions we may collect. Consequently, the estimate of total transaction price is adjusted over time as the Company receives confirmation of cash received, or as other information becomes available.

The Company has elected to apply practical expedients to not disclose the revenue related to unsatisfied performance obligations if (1) the contract has an original duration of one year or less, or (2) the variable consideration is allocated entirely to an unsatisfied performance obligation which is recognized as a series of distinct goods and services that form a single performance obligation.

Contract Costs

Costs to obtain a Contract

The Company capitalizes incremental costs to obtain a contract with a customer that are expected to be recovered. Assets recognized for the costs to obtain a contract, which primarily includes sales commissions paid in relation to the initial contract, are amortized over the expected life of the underlying customer relationships, which is 7 years for our payroll and cloud solutions and 15 years for all of our other solutions. Commissions paid in relation to contract renewals were immaterial for all periods. The expected life of the underlying customer relationships considers the initial contract terms, which range from 3-5 years as well as expected renewals. For situations where the duration of the contract is 1 year or less, the Company has applied a practical expedient and recognized the costs of obtaining a contract as an expense when incurred. These costs are recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Costs to fulfill a Contract

The Company capitalizes costs to fulfill contracts which includes highly customized implementation efforts to set up clients and their human resource, payroll or benefit programs. Assets recognized for the costs to fulfill a contract are amortized on a systematic basis over the expected life of the underlying customer relationships, which is 7 years for our payroll and cloud solutions and 15 years for all of our other solutions.

Amortization for all contracts costs are recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss) (see Note 5 “Other Financial Data”).

4. Acquisitions

2021 Acquisitions

Alight Business Combination

On July 2, 2021, the Company completed the Business Combination for consideration transferred of approximately $5.0 billion. The Business Combination was accounted for using the acquisition method under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary consideration and allocation of the purchase price to the fair value of the combined assets acquired and liabilities assumed is presented below. The preliminary measurement of consideration transferred, including noncontrolling interest, and the allocations reflect the best estimates of the valuations currently available and are subject to change once additional analyses are completed. The accounting for the Business Combination is not complete as the valuation for certain acquired assets and liabilities have not been finalized and these final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed below. The allocation will be finalized as soon as practicable, but no later than one year from the acquisition date.

On the Closing Date, the Company paid $36 million of deferred underwriting costs related to FTAC’s initial public offering and $37 million of fees related to the PIPE Investment, which were treated as a reduction of equity. Approximately $21 million of the Company’s acquisition-related costs were paid on the Closing Date. Additionally, $39 million of seller transaction costs were paid on the Closing Date, including $36 million in advisory and investment banker fees that were contingent upon the consummation of the Business Combination. As these fees are considered success fees in nature, they are considered to have been incurred “on the line”, and therefore, were not recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) in either the Predecessor or Successor periods.

On the Closing Date, approximately $36 million of certain executive compensation related expenses that were contingent upon the closing of the Business Combination were triggered. As these expenses were contingent upon the change-in-control event, they are considered to have been incurred “on the line”, and therefore, were not recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) in either the Predecessor or Successor periods.

The following table summarizes the preliminary consideration transferred (in millions):

Cash consideration to prior equityholders(1)	$1,055
Repayment of debt	1,814
Total cash consideration	$2,869
Continuing unitholders rollover equity into the Company(2)	1,414
Contingent consideration - Tax Receivable Agreement(3)	578
Contingent consideration - Seller Earnouts(3)	109
Total consideration transferred	$4,970
Noncontrolling interest(4)	$838

(1) Includes cash consideration paid to reimburse seller for certain transaction expenses.

(2) The Company issued approximately 141 million shares that had a total fair value of approximately $1.4 billion based on the price of $10 per share on July 2, 2021, the acquisition date.

(3) The TRA and Seller Earnouts represent liability classified contingent consideration. The estimated fair values are preliminary and subject to adjustments in subsequent periods. Refer to Note 9 “Stockholders’ and Members’ Equity”, Note 14 “Financial Instruments” and Note 15 “Fair Value Measurement” for further discussion.

(4) The fair value of the noncontrolling interest is estimated based on the fair value of acquired business. The fair value of the noncontrolling interest is preliminary and subject to adjustments in subsequent periods. The noncontrolling interest is exchangeable for Company Class A Common Stock at the option of the holder. Refer to Note 9 “Stockholders’ and Members’ Equity” for additional information.

The following table summarizes the preliminary purchase price allocation (in millions):

Cash and cash equivalents	$460
Receivables	486
Fiduciary assets	1,015
Other current assets	159
Fixed assets	206
Deferred tax assets, net	4
Other assets	440
Accounts payable and accrued liabilities	(327)
Fiduciary liabilities	(1,015)
Other current liabilities	(302)
Debt assumed	(2,370)
Other liabilities	(381)
Intangible assets	4,078
Total identifiable net assets	$2,453
Goodwill	$3,356

Intangible Assets

Intangible assets were identified that met either the separability criterion or the contractual-legal criterion described in ASC 805. The trade name intangible asset represents the corporate Alight tradename, which was valued using the relief-from-royalty method. The technology related intangible assets represent software developed by Alight Holdings to differentiate its product/service offerings for its customers, valued using the relief-from-royalty method. The customer related and contract based intangible assets represent strong, long-term relationships with customers, valued using the multi-period excess earnings method. The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Definite lived trade names	$400	15
Technology related intangibles	$222	6
Customer related and contract based intangibles	$3,456	15

Goodwill

Approximately $3.4 billion has been preliminarily allocated to goodwill. Goodwill represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable definite-lived intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, including assembled workforce and expected future market conditions.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the results of operations as if the Business Combination had occurred on January 1, 2020. The unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

The unaudited pro forma financial information is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Pro forma revenue	$690	$668	$2,051	$2,008
Pro forma net loss	$(111)	$(70)	$(121)	$(136)
Pro forma net loss attributable to controlling interest	$(99)	$(56)	$(107)	$(111)
Pro forma net loss attributable to noncontrolling interest	$(12)	$(14)	$(14)	$(25)

The unaudited pro forma financial information does not assume any impacts from revenue, cost or other operating synergies that could be generated as a result of the Business Combination. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved had the Business Combination been consummated on January 1, 2020.

The Successor and Predecessor periods have been combined in the pro forma financial information for the three and nine months ended September 30, 2021 and 2020 and include adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets and a reduction in interest expense related to the repayment of existing debt. Additionally, the unaudited pro forma financial information includes nonrecurring, direct transaction costs incurred in connection with the Business Combination of approximately $11 million for the nine months ended September 30, 2020. These adjustments are net of taxes.

2020 Acquisition

The Company completed one acquisition during the year ended December 31, 2020. The acquisition was not material to the Company’s results of operations, financial position, or cash flows. The Company accounted for the acquisition as a business combination under ASC 805. The goodwill identified by this acquisition is primarily attributed to the synergies that are expected to be realized as well as intangible assets that do not qualify for separate recognition, such as assembled workforce.  Goodwill is not amortized and is deductible for tax purposes. Upon completion of this acquisition, the business is now wholly-owned by the Company.
5. Other Financial Data

Condensed Consolidated Balance Sheets Information

Receivables, net

The components of Receivables, net are as follows (in millions):

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
Billed and unbilled receivables	$509	$547
Allowance for expected credit losses	(4)	(15)
Balance at end of period	$505	$532

As a result of the Business Combination, all receivables acquired were recorded at preliminary fair value and allowance for expected credit losses previously recorded by the Predecessor was reduced to zero as of July 1, 2021 (see Note 4 “Acquisitions”). The Company has not experienced significant write-downs in its receivable balances.

Other current assets

The components of Other current assets are as follows (in millions):

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
Deferred project costs	$39	$53
Prepaid expenses	65	57
Commissions receivable	35	32
Other	33	21
Total	$172	$163

Other assets

The components of Other assets are as follows (in millions):

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
Deferred project costs	$252	$228
Operating lease right of use asset	144	129
Commissions receivable	33	25
Other	27	26
Total	$456	$408

The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). During the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021 and three and nine months ended September 30, 2020, total amortization expense of $17 million, $33 million, $15 million and $47 million was recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), respectively.

Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The balance in Other assets as of September 30, 2021 was $5 million (see Note 13 “Derivative Financial Instruments” for further information).

Fixed assets, net

The components of Fixed assets, net are as follows (in millions):

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
Capitalized software	$40	$242
Leasehold improvements	39	63
Computer equipment	98	192
Furniture, fixtures and equipment	12	21
Construction in progress	44	28
Total Fixed assets, gross	233	546
Less: Accumulated depreciation	14	212
Fixed assets, net	$219	$334

As a result of the Business Combination, all fixed assets acquired were recorded at preliminary fair value and accumulated depreciation previously recorded by the Predecessor was reduced to zero as of July 1, 2021 (see Note 4 “Acquisitions”). In addition, as part of the purchase price accounting for the Business Combination, Capitalized software related to internally developed software in-service as of the Closing Date was reclassified and included in the preliminary fair value of the Technology related intangible assets acquired.

Included in Computer equipment are assets under finance leases. The balances as of September 30, 2021 and December 31, 2020, net of accumulated depreciation related to these assets, were $67 million and $83 million, respectively.

Other current liabilities

The components of Other current liabilities are as follows (in millions):

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
Deferred revenue	$123	$148
Operating lease liabilities	53	41
Finance lease liabilities	28	28
Other	85	107
Total	$289	$324

Other liabilities

The components of Other liabilities are as follows (in millions):

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
Deferred revenue	$54	$60
Operating lease liabilities	132	155
Finance lease liabilities	40	59
Unrecognized tax positions	49	48
Other	83	125
Total	$358	$447

The current and non-current portions of deferred revenue relates to consideration received in advance of performance under client contracts. During the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021 and nine months ended September 30, 2020, revenue of approximately $22 million, $101 million, and $152 million was recognized that was recorded as deferred revenue at the beginning of each period, respectively.

Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. The balances in Other current liabilities as of September 30, 2021 and December 31, 2020 were $12 million and $28 million, respectively. The balances in Other liabilities as of September 30, 2021 and December 31, 2020 were $1 million and $19 million, respectively (see Note 13 “Derivative Financial Instruments” for further information).

6. Goodwill and Intangible assets, net

The changes in the net carrying amount of goodwill are as follows (in millions):

	Predecessor
	Employer	Professional
	Solutions	Services	Total
Balance as of December 31, 2020	$1,985	$260	$2,245
Measurement period adjustments	2	—	2
Foreign currency translation	2	1	3
Balance as of June 30, 2021	$1,989	$261	$2,250

The preliminary Successor goodwill at both July 1, 2021 and September 30, 2021 was $3.4 billion and $36 million for Employer Solutions and Professional Services, respectively. Of the preliminary Successor goodwill established during the period, $1.5 billion of the goodwill was tax deductible.

The Company did not identify any impairment for the Successor period from July 1, 2021 to September 30, 2021, nor the Predecessor period December 31, 2020 to June 30, 2021. Goodwill is reviewed for impairment utilizing a qualitative assessment or a quantitative goodwill impairment test and the Company determined that it was more likely than not that no impairment of goodwill existed as of the evaluation date.

Intangible assets by asset class are as follows (in millions):

	Successor			Predecessor
	September 30, 2021			December 31, 2020
	Gross		Net	Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer related and contract based intangibles	$3,456	$58	$3,398	$2,078	$486	$1,592
Technology related intangibles	222	9	213	316	180	136
Trade name (finite life)	400	7	393	8	6	2
Trade name (indefinite life)	—	—	—	3	—	3
Total	$4,078	$74	$4,004	$2,405	$672	$1,733

The net carrying amount of Intangible assets as of September 30, 2021 includes the preliminary fair values for customer related and contract based identifiable intangible assets, technology related intangible assets and tradename assets based on management’s preliminary estimate of fair value (see Note 4 “Acquisitions” for further information).

As a result of the Business Combination, all accumulated amortization previously recorded by the Predecessor was reduced to zero as of July 1, 2021. Amortization expense from finite-lived intangible assets for the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021 and three and nine months ended September 30, 2020 was $74 million, $100 million, $51 million and $151 million, respectively, which was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Subsequent to September 30, 2021, the annual amortization expense is expected to be as follows (in millions):

	Customer Related	Technology	Trade
	and Contract Based	Related	Name
	Intangibles	Intangibles	Intangible
Remainder of 2021 (October - December)	$58	$10	$6
2022	230	37	27
2023	230	37	27
2024	230	37	27
2025	230	37	27
Thereafter	2,420	55	279
Total amortization expense	$3,398	$213	$393

7. Income Taxes

The Company’s effective tax rate for the Successor three months ended September 30, 2021 was 0%, and for the Predecessor six months ended June 30, 2021 was 17%. The Company’s effective tax rate for the Predecessor three months ended September 2020 was 74% and for the Predecessor nine months ended September 30, 2020 was 16%.

The change in the effective tax rate is primarily driven by the Business Combination as the Predecessor and certain of its subsidiaries operated in the U.S. as partnerships for income tax purposes and generally as corporate entities in non-U.S. jurisdictions. The Predecessor effective tax rate for the applicable periods was substantially lower due to the fact that certain subsidiaries are subject to federal, state, local and foreign income taxes (as applicable).

The effective tax rate for the Successor three months ended September 30, 2021 is lower than the 21% U.S. statutory corporate income tax rate primarily due to non-recurring non-deductible items related to the Business Combination.

8. Debt

Debt outstanding consisted of the following (in millions):

		Predecessor
		December 31,
	Maturity Date	2020
Term Loan	May 1, 2024	$634
Term Loan, Amended	October 31, 2026	1,976
Secured Senior Notes	June 1, 2025	300
Unsecured Senior Notes	June 1, 2025	1,230
$24m Revolving Credit Facility	May 1, 2022	—
$226m Revolving Credit Facility, Amended	October 31, 2024	—
Other	December 31, 2021	10
Total gross debt		4,150
Less: term loan and senior note financing fees and premium, net		(72)
Total debt, net		4,078
Less: current portion of long term debt, net		(37)
Total long term debt, net		$4,041

		Successor
		September 30,
	Maturity Date	2021
Term Loan	May 1, 2024	$73
Term Loan, Amended	October 31, 2026	1,963
Term Loan, Third Incremental(1)	August 31, 2028	519
Secured Senior Notes	June 1, 2025	315
$294m Revolving Credit Facility, Amended	August 31, 2026	—
Other	December 31, 2021	12
Total debt, net		2,882
Less: current portion of long term debt, net		(43)
Total long term debt, net		$2,839

(1) The net balance for the Third Incremental Term Loan includes unamortized debt issuance costs of $6 million.

Purchase Accounting

As part of purchase accounting for the Business Combination, the debt obligations assumed were recorded at fair value, under ASC 805, which resulted in an aggregate increase in the debt liability of $60 million. The fair value increase will be amortized over the respective terms of the debt obligations and recorded in Interest expense on the Condensed Consolidated Statements of Comprehensive Income (Loss) (See Note 4 “Acquisitions”).

Term Loan

In May 2017, the Company entered into a 7-year Initial Term Loan. During November 2017 and November 2019, the Company entered into Incremental Term Loans under identical terms as the Initial Term Loan. In August 2020, the Company refinanced the Term Loan by paying down $270 million of principal using the proceeds from the August 2020 Unsecured Senior Notes issuance, extending the maturity date on $1,986 million of the balance to October 31, 2026, and adding an interest rate floor of 50 bps. As part of the consideration transferred in the Business Combination, $556 million of principal was repaid on the portion of the Term Loan that was not amended. In August 2021, the Company entered into a new Third Incremental Term Loan facility for $525 million that matures August 31, 2028.

Interest rates on the Term Loan borrowings are based on the London Interbank Offered Rate (“LIBOR”) subject to a 50 bps interest rate floor in respect of the Amended and Third Incremental Loans, plus a margin based on defined ratios; 275 or 300 bps for the Term Loan, 325 or 350 bps for the amended Term Loan, and 300 bps for the Third Incremental Term Loan. The Company used the 1‑month LIBOR rate for all periods presented. The Company is required to make principal payments at the end of each fiscal quarter based on defined terms in the agreement with the remaining principal balances due on the maturity dates. The first mandatory principal payment for the Third Incremental Term Loan is due December 31, 2021. During the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021, and three and nine months ended September 30, 2020, the Company made total principal payments of $563 million, $13 million, $277 million and $291 million.  The Company utilized swap agreements to fix a portion of the floating interest rates to May 2024 (see Note 13 “Derivative Financial Instruments”).

Secured Senior Notes

During May 2020, the Company issued $300 million of Secured Senior Notes. These Secured Senior Notes have a maturity date of June 1, 2025 and accrue interest at a fixed rate of 5.75% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020.

Unsecured Senior Notes

In May 2017, the Company issued $500 million of Initial Unsecured Senior Notes. During November 2017, July 2019, and August 2020, the Company issued additional Unsecured Senior Notes under identical terms as the Initial Unsecured Senior Notes for $180 million, $280 million, and $270 million, respectively (collectively “Unsecured Senior Notes”). The Unsecured Senior Notes had a maturity date of June 1, 2025 and accrue interest at a fixed rate of 6.750% per annum, payable semi-annually on June 1 and December 1 of each year.

As part of the consideration transferred in the Business Combination, the Unsecured Senior Notes were fully redeemed.

Revolving Credit Facility

In May 2017, the Company entered into a 5-year $250 million Revolver with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the Revolver to October 31, 2024. In

August 2021, the Company replaced and refinanced the Revolvers with a $294 million Revolver with a maturity date of August 31, 2026. At September 30, 2021, $4 million of unused letters of credit related to various insurance policies and real estate leases were issued under the Revolver and there were no additional borrowings. The Company is required to make periodic payments for commitment fees and interest related to the Revolver and outstanding letters of credit. During the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021 and the three and nine months ended September 30, 2020 the Company made immaterial payments related to these fees.

As part of the acquisition of NGA HR during the year ended December 31, 2019, the Company acquired a revolving credit facility of approximately $21 million secured on the accounts receivable balance of NGA HR. As of September 30, 2021, the outstanding borrowings under this facility were $12 million, which are reflected in Other in the table above. The facility matures on December 31, 2021, at which time any outstanding borrowings are repayable in full, with interest payable monthly. Interest is calculated as LIBOR plus 3.5% per annum.

Financing Fees, Premiums and Interest Expense

The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.

The unamortized financing fees and premiums related to the $556 million payment of the Term Loan in July 2021 and the redemption of the Unsecured Senior Notes in July 2021, were written down as part of the purchase accounting for the Business Combination.

For the Successor three months ended September 30, 2021, a $1 million benefit was recorded, for the Predecessor six months ended June 30, 2021, and three and nine months ended September 30, 2020, expenses of $8 million, $4 million and $13 million, respectively, were amortized and recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

As part of the purchase accounting for the Business Combination, the unamortized financing fees related to the Revolver were written off. In August 2021, $1 million of fees associated with the refinanced Revolver were capitalized. As the Revolver has no outstanding balance as of September 30, 2021, the related $1 million of financing fees are recorded in Other assets and are being amortized on a straight-line basis over the term of the Revolver. The straight-line amortization is immaterial each year. Amortization for all periods was recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2021, immaterial and $1 million of unamortized financing fees related to the Revolver are recorded in Other current assets and Other assets, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2020, $1 million and $1 million of unamortized financing fees related to the Revolver are recorded in Other current assets and Other assets, respectively, on the Condensed Consolidated Balance Sheets.

Total interest expense related to the debt instruments for the Successor three months ended September 30, 2021 and Predecessor six months ended June 30, 2021 and three and nine months ended September 30, 2020 was $25 million, $105 million, $51 million and $151 million, respectively, which included amortization of financing fees of $1 million benefit for the Successor three months ended September 30, 2021 and expenses of approximately $8 million, $4 million and $13 million, for the Predecessor six months ended June 30, 2020 and three and nine months ended September 30, 2020, respectively. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Principal Payments

Aggregate contractual principal payments as of September 30, 2021 are as follows (in millions):

Remainder of 2021 (October - December)	$19
2022	32
2023	32
2024	84
2025	325
Thereafter	2,378
Total payments	$2,870

9. Stockholders’ and Members’ Equity

Predecessor Equity

Class A Common Units

There were no grants of Class A common units during the six months ended June 30, 2021 or the nine months ended September 30, 2020. Each holder of Class A common units is entitled to one vote per unit.

Class A-1 Common Units

During the six months ended June 30, 2021, the Company granted 643 Restricted Class A-1 common units.  There were no grants of Class A-1 common units during the nine months ended September 30, 2020. Holders of Class A-1 common units are not entitled to voting rights.

Class B Common Units

During the six months ended June 30, 2021 there were no grants of Class B common units, and during the nine months ended September 30, 2020 the Company granted 6,409 units. Holders of Class B common units are not entitled to voting rights.

Successor Equity

Preferred Stock

Upon the Closing of the Business Combination, 1,000,000 preferred shares, par value $0.0001, were authorized. There are no preferred shares issued and outstanding as of September 30, 2021.

Class A Common Stock

As of September 30, 2021, 446,802,741 Class A common shares, including 7,821,091 of unvested Class A common shares, were legally issued and outstanding, par value $0.0001. Holders of Class A Common Shares are entitled to one vote per share, and together with the holders of shares of Company Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.

Class B Common Stock

Upon the Closing of the Business Combination, the Seller Earnouts resulted in the issuance of a total of 14,999,998 Class B instruments (including 850,416 Unvested Class B common shares related to employee compensation) to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for Alight Class A common shares in the Business Combination received Class B common shares, and the equityholders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unitholders”) received Class B common units of Alight Holdings.

The Class B Common Stock and Class B common units are not entitled to a vote and accrue dividends equal to amounts declared per corresponding Class A common share and Class A unit; however, such dividends are paid if and when such Class B share or Class B unit converts into a Class A share or Class A unit. If any of the Class B common shares or Class B common units do not vest on or before the seventh anniversary of the Closing Date, such shares or units will be automatically forfeited and cancelled for no consideration and will not be entitled to receive any cumulative dividend payments.

These Class B instruments (excluding the Unvested B common shares related to employee compensation) are liability classified; refer to Note 14 “Financial Instruments” for additional information.

As further described below, there are two series of Class B instruments outstanding.

Class B-1

As of September 30, 2021, 4,990,453 Class B-1 common shares were legally issued and outstanding, par value of $0.0001, including 425,208 Unvested Class B-1 common shares related to employee compensation. Class B-1 common shares vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the Class A common shares equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

To the extent any Unvested Class B-1 common share automatically converts into a share of Class A Common Stock, (i) such share or unit shall remain unvested in accordance with the terms and conditions of the applicable award agreement until it vests or is forfeited in accordance with the terms thereof and (ii) such share or unit shall be treated as Unvested Class A consideration as if such share or unit was part of the Unvested Class A consideration as of the Closing Date.

As of September 30, 2021, 2,509,546 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the

Class A common shares equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

Class B-2

As of September 30, 2021, 4,990,453 Class B-2 common shares were legally issued and outstanding, par value of $0.0001, including 425,208 Unvested Class B-2 common shares related to employee compensation. Class B-2 common shares vest and automatically convert into shares of Class A common shares on a 1-for-1 basis if the VWAP of the Class A common shares equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

To the extent any Unvested Class B-2 common share automatically converts into a share of Class A Common Stock, (i) such share or unit shall remain unvested in accordance with the terms and conditions of the applicable award agreement until it vests or is forfeited in accordance with the terms thereof and (ii) such share or unit shall be treated as Unvested Class A consideration as if such share or unit was part of the Unvested Class A consideration as of the Closing Date.

As of September 30, 2021, 2,509,546 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the Class A common shares equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

Class B-3

Upon the Closing of the Business Combination, 10,000,000 Class B-3 common shares, par value $0.0001 per share, were authorized. There are no Class B-3 common shares issued and outstanding as of September 30, 2021.

Class V Common Stock

As of September 30, 2021, 77,459,687 Class V common shares were legally issued and outstanding, par value of $0.0001. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unitholders. The Class A Units, together with an equal number of shares of Company Class V Common Stock, can be exchanged for an equal number of shares of Company Class A Common Stock.

Class Z Common Stock

Upon the Closing of the Business Combination, a total of 8,671,507 Class Z instruments were issued to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for Alight Class A common shares in the Business Combination received Class Z common shares, and the Continuing Unitholders received Class Z common units of Alight Holdings. The Class Z instruments were issued to the equityholders of the Predecessor to allow for the re-allocation of the consideration paid to the holders of unvested management equity (i.e., the Unvested Class A, Unvested Class B-1, and Unvested Class B-2 common shares) to the equityholders of the Predecessor in the event such equity is forfeited under the terms of the applicable award agreement and will only vest in connection with any such forfeiture.

As of September 30, 2021, 5,595,577 Class Z common shares (5,046,819 Class Z-A, 274,379 Class Z-B-1, and 274,379 Class Z-B-2) were legally issued and outstanding, par value of $0.0001. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common shares are not entitled to voting rights. A portion automatically converts into shares of Company Class A Common Stock, Company Class B-1 or Company Class B-2 Common Stock, as applicable, in connection with the forfeiture of the Unvested Class A, Unvested Class B-1, and Unvested Class B-2 common shares issued to participating management holders.

As of September 30, 2021, 3,075,930 Class Z common units (2,774,272 Class Z-A, 150,829 Class Z-B-1, and 150,829 Class Z-B-2) were legally issued and outstanding. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common units are not entitled to voting rights. A portion automatically converts into units of Alight Holdings Class A common units, Alight Holdings Class B-1 or Alight Holdings Class B-2 common units, as applicable, in connection with the forfeiture of the Unvested Class A, Unvested Class B-1, and Unvested Class B-2 common shares issued to participating management holders.

Class A Units

Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Alight Class V Common Stock, for a number of shares of Alight Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.

The Continuing Unitholders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of September 30, 2021, there were 524,262,428 Class A Units outstanding, of which 446,802,741 are held by the Company and 77,459,687 are held by the noncontrolling interest of the Company.

The Alight Holdings Operating Agreement contains provisions which require that a one-to-one ratio is maintained between each class of Alight Holdings units held by Alight and its subsidiaries (including the FTAC Surviving Corporation and the Alight Blockers, but excluding subsidiaries of Alight Holdings) and the number of outstanding shares of the corresponding class of Alight common stock, subject to certain exceptions (including in respect of management equity in the form of options, rights or other securities which have not been converted into or exercised for Alight common stock). In addition, the Alight Holdings Operating Agreement permits Alight, in its capacity as the managing member of Alight Holdings, to take actions to maintain such ratio, including undertaking stock splits, combinations, recapitalizations and exercises of the exchange rights of holders of Alight Holdings units.

The following table reflects the changes in our outstanding stock:

	Successor
	Class A	Class B-1	Class B-2	Class V	Class Z
Balance at July 1, 2021	438,968,920	4,990,453	4,990,453	77,459,687	5,595,577
Issuance for compensation to non-employees(1)	12,730	—	—	—	—
Balance at September 30, 2021	438,981,650	4,990,453	4,990,453	77,459,687	5,595,577

(1) Issued to certain members of the Board of Directors in lieu of cash retainer.

Dividends

There were no dividends declared during the Successor three months ended September 30, 2021.

Accumulated Other Comprehensive Loss

As of September 30, 2021, the Accumulated other comprehensive loss balance included unrealized losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect for all periods presented was immaterial.

Changes in accumulated other comprehensive loss, net of non-controlling interests and tax, are as follows (in millions):

	Predecessor
	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments	Swaps(1)	Total
Balance at December 31, 2020	$5	$(47)	$(42)
Other comprehensive income before reclassifications, net of tax	4	10	14
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	7	7
Net current period other comprehensive income, net of tax	4	17	21
Balance at March 31, 2021	$9	$(30)	$(21)
Other comprehensive income (loss) before reclassifications, net of tax	4	(1)	3
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	7	7
Net current period other comprehensive income, net of tax	4	6	10
Balance at June 30, 2021	$13	$(24)	$(11)

	Successor
	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments	Swaps(1)	Total
Balance at July 1, 2021	$—	$—	$—
Other comprehensive loss before reclassifications, net of tax	2	1	3
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—
Net current period other comprehensive loss, net of tax	2	1	3
Balance at September 30, 2021	$2	$1	$3

(1)Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information.

10. Share-Based Compensation Expense

Predecessor Plans

Prior to the Business Combination, share-based payments to employees include grants of restricted share units (“RSUs”) and performance based restricted share units (“PRSUs”), which consist of both Class A-1 and Class B common units in each type, are measured based on their estimated grant date fair value. The Company recognizes compensation expense on a straight-line basis over the requisite service period for awards expected to ultimately vest. As a result of the change in control related to the Business Combination, the vesting of the time-based RSU Class B units accelerated on the Closing Date. The remaining unvested PRSU Class B units have vesting conditions that are contingent upon the achievement of defined internal rates of return and multiples on invested capital occurrence and of certain liquidity events. The Class A-1 RSUs and PRSUs that were unvested as of the Closing Date have time-based and/or vesting conditions that are contingent upon the achievement of defined internal rates of return and multiples on invested capital occurrence and of certain liquidity events. Both the unvested Class A-1 and Class B units were replaced with unvested Alight common shares as discussed below.

The following tables summarizes the unit activity related to the RSUs and PRSUs during the Predecessor six months ended June 30, 2021:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
Predecessor	RSUs	Per Unit	PRSUs	Per Unit
Balance as of December 31, 2020	2,999	$4,563	9,223	$4,015
Granted	254	28,875	389	24,420
Vested	(517)	5,459	-	-
Forfeited	(121)	4,527	(567)	2,626
Balance as of June 30, 2021	2,614	$6,741	9,045	$4,888

Successor Plans

Predecessor Replacement Awards

In connection with the Business Combination, the holders of certain unvested awards under the Predecessor plans were granted replacement awards in the Successor company.

•

Class B units: The unvested Class B units of Alight Holdings were granted replacement Unvested Class A common shares, Unvested Class B-1 common shares, and Unvested Class B-2 common shares of the Company that ultimately vest on the third anniversary of the Closing Date, but could vest earlier based on market-based vesting terms consistent to those under the Predecessor Plan.

•

Class A-1 units: The unvested Class A-1 units were granted replacement Unvested Class A common shares, Unvested Class B common shares, and Unvested Class B-2 common shares of the Company on an equivalent fair value basis. The time and market-based vesting conditions are consistent with those under the Predecessor Plan.

The Class B and Class A-1 units that were replaced represent the Unvested Class A, Unvested Class B-1 and Unvested Class B-2 common shares subject to the forfeiture re-allocation provision per the Class Z instruments discussed in Note 9 “Stockholders’ and Members’ Equity”. These unvested shares are accounted for as restricted stock in accordance with ASC 718.

Successor Awards

In connection with the Business Combination, the Company adopted the Alight, Inc. 2021 Omnibus Incentive Plan. Under this plan, for grants issued during the Successor three months ended September 30, 2021, approximately 50% of the units are subject to time-based vesting requirements and approximately 50% are subject to performance-based vesting requirements. The majority of the time-based RSUs vest ratably each December 31 over a three-year period with one-third vesting on December 31, 2021, 2022 and 2023. The majority of the PRSUs vest upon achievement of the Company’s performance goal, Total Contract Value of Business Process as a Service ("BPaaS"). The Company recognizes expense associated with the PRSUs when the achievement of the performance condition is deemed probable.

The aggregate grant date fair value of RSUs and PRSUs granted during the Successor period three months ended September 30, 2021 was $116 million and $114 million, respectively.

Restricted Share Units and Performance Based Restricted Share Units

The following tables summarizes the unit activity related to the RSUs and PRSUs during the Successor three months ended September 30, 2021:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
Successor	RSUs(1)	Per Unit	PRSUs(1)	Per Unit
Balance as of July 1, 2021	854,764	$9.91	7,816,743	$9.99
Granted	9,178,145	12.64	9,045,415	12.64
Vested	(12,730)	11.48	—	—
Balance as of September 30, 2021	10,020,179	$12.41	16,862,158	$11.41

(1) These share totals include both unvested shares and restricted stock units.

Share-based Compensation

The Company recorded the share-based compensation costs related to the RSUs and PRSUs for the Successor three months ended September 30, 2021, the Predecessor six months ended June 30, 2021, and three and nine months ended September 2020 of $15 million, $5 million, $1 million and $5 million, respectively.

As of September 30, 2021, total future compensation expense related to unvested RSUs was $116 million which will be recognized over a remaining weighted-average amortization period of approximately 2.3 years. As of September 30, 2021, total future compensation expense related to PRSUs was $161 million which will be recognized over approximately the next 2.4 years.

11. Earnings Per Share

Basic earnings per share is calculated by dividing the net loss attributable to Alight, Inc. by the weighted average number of shares of Class A Common Stock issued and outstanding for the Successor period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that then would then share in the net income of Alight, Inc.  The Company’s Class V Common Stock and Class Z Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities and have not been included in either the basic or diluted earnings per share calculations.

In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s common stock when the related market conditions are achieved.  As the related conditions to pay the consideration had not been satisfied as of the end of the Successor period, the Seller Earnouts were excluded from the diluted earnings per share calculations.

Basic and diluted earnings per share are as follows (in millions, except for share and per share amounts):

Successor
Three Months Ended
September 30,
2021
Basic and diluted net loss per share:
Numerator
Net loss attributable to Alight, Inc. - basic and diluted	$(107)
Denominator
Weighted average shares outstanding - basic and diluted	438,968,920
Basic and diluted net loss per share	$(0.24)

For the Successor three months ended September 30, 2021, 77,459,687 units related to noncontrolling interests, 59,633,274 warrants, and 9,988,297 unvested RSUs, were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.

In addition, 14,999,998 shares related to the Seller Earnouts and 16,043,624 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.

12. Segment Reporting

The Company’s reportable segments have been determined using a management approach, which is consistent with the basis and manner in which the Company’s chief operating decision maker (“CODM”) uses financial information for the purposes of allocating resources and evaluating performance. The Company’s CODM is its Chief Executive Officer. The CODM evaluates the performance of the Company based on its total revenue and segment profit.

The CODM also uses revenue and segment profit to manage and evaluate our business, make planning decisions, and as performance measures for Company-wide bonus plans. These key financial measures provide an additional view of our operational performance over the long-term and provide useful information that we use in order to maintain and grow our business.

The accounting policies of the segments are the same as those described in Note 2 “Accounting Policies and Practices.” The Company does not report assets by reportable segments as this information is not reviewed by the CODM on a regular basis.

Information regarding the Company’s current reportable segments is as follows (in millions):

	Revenue

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2021	2021	2020	2020
Employer Solutions
Recurring	$522	$1,049	$498	$1,516
Project	65	107	61	162
Total Employer Solutions	587	1,156	559	1,678
Professional Services
Recurring	32	60	28	78
Project	61	124	65	194
Total Professional Services	93	184	93	272
Hosted Business	10	21	16	58
Total	$690	$1,361	$668	$2,008

	Segment Profit

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2021	2021	2020	2020
Employer Solutions	$151	$274	$120	$389
Professional Services	4	7	12	23
Hosted Business	(2)	(3)	—	4
Total of all reportable segments	153	278	132	416
Share-based compensation	15	5	1	5
Transaction and integration	3	—	—	—
Non-recurring professional expenses(1)	17	18	—	—
Transformation initiatives(2)	—	—	—	11
Restructuring	3	9	10	57
Other(3)	2	(5)	4	28
Depreciation	14	49	24	66
Intangible amortization	74	100	51	151
Operating Income	25	102	42	98
Loss from change in fair value of financial instruments	90	—	—	—
Loss from change in fair value of tax receivable agreement	27	—	—	—
Interest expense	28	123	61	172
Other expense (income), net	—	9	3	(1)
Loss Before Income Tax (Benefit) Expense	$(120)	$(30)	$(22)	$(73)

(1)	Non-recurring professional expenses primarily includes external advisor costs related to the Company’s Business Combination completed in the third quarter of 2021.
(2)	Transformation initiatives in fiscal year 2020 includes expenses related to enhancing our data center.
(3)	Other primarily includes long-term incentive expenses and expenses related to acquisitions in fiscal year 2020, offset by Other expense (income), net.

There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

13. Derivative Financial Instruments

The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps

The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of September 30, 2021	Fixed Rate	Expiration Date
July 2021	August 2020	557,500,000	557,500,000	2.5070%	May 2022
July 2021	August 2020	89,863,420	98,078,920	3.0854%	February 2023
July 2021	August 2020	181,205,050	168,155,300	0.7775%	May 2024
July 2021	August 2020	388,877,200	373,963,200	0.7430%	May 2024
July 2021	May 2022	220,130,318	n/a	0.5170%	May 2024
July 2021	May 2022	306,004,562	n/a	0.5127%	May 2024

Concurrent with execution of the Business Combination and the $556 million pay down of the Term Loan, three hedges were terminated, and two previously unfloored hedges were amended to incorporate an interest rate floor of 50 bps. All interest rate swaps were redesignated as cash flow hedges in accordance with ASC 805.

Our swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. As a result of the amendment, the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments.

Financial Instrument Presentation

The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
Assets
Other assets	$5	$—
Total	$5	$—

Liabilities
Other current liabilities	$12	$28
Other liabilities	1	19
Total	$13	$47

The Company estimates that approximately $2 million of derivative losses included in Accumulated other comprehensive loss as of September 30, 2021 will be reclassified into earnings over the next twelve months.

14. Financial Instruments

Seller Earnouts

Upon completion of the Business Combination, the equity owners of Alight Holdings received an earnout in the form of non-voting shares of Class B-1 and Class B-2 Common Stock, which automatically convert into Class A Common Stock if, at any time during the seven years following the Closing Date certain criteria are achieved.  See Note 9 “Stockholders’ and Members’ Equity” for additional information regarding the Seller Earnouts.

The portion of the Seller Earnouts related to employee compensation is accounted for as share-based compensation.  See Note 10 “Share-Based Compensation Expense” for additional information.

The majority of the Seller Earnouts, which are not related to employee compensation, are accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This portion of the Seller Earnouts are subject to remeasurement at each balance sheet date and as of September 30, 2021, the Seller Earnouts had a fair value of $144 million. For the Successor three months ended September 30, 2021, a loss of $35 million was recorded in Loss from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Warrants

In connection with the Business Combination, the Company has issued and outstanding warrants to purchase Class A common shares at a price of $11.50 per share, subject to adjustment for stock splits and/or extraordinary dividends, as described in the warrant agreement, including 10,000,000 warrants that were issued as a result of the consummation of the Forward Purchase Agreements (“Forward Purchase Warrants”). As of September 30, 2021, there were 59,633,274 warrants outstanding, which includes 34,499,941 Public Warrants, 10,000,000 Forward Purchase Warrants, and 15,133,333 Private Warrants that were exchanged for an equivalent number of Class C Units representing limited liability company interests of Alight Holdings and will have the same terms as the Private Warrants. Each of the Public Warrants, Forward Purchase Warrants and Class C Units (collectively the “Warrants”) are exercisable for one share of Alight, Inc. Class A Common Stock.

The Warrants will expire July 2, 2026, 5 years after the completion of the Business Combination and are exercisable beginning after certain lock-up periods as described in the warrant agreement. Once the warrants become exercisable, the Company may redeem for $0.01 per warrant the outstanding Public Warrants if the Company’s Class A Share price equals or exceeds $18.00 per share, subject to certain conditions and adjustments. If the Company’s Class A Share price is greater than $10.00 per share but less than $18.00 per share, then the Company may redeem Warrants for $0.10 per warrant, subject to certain conditions and adjustments. Holders may elect to exercise their warrants on a cashless basis.

The Company accounts for Warrants as liabilities at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Warrants do not meet the criteria for classification within equity. The Warrants are subject to remeasurement at each balance sheet date. As of September 30, 2021, the Warrants had a fair value of $182 million. For the Successor three months ended September 30, 2021, a loss of $55 million was recorded in Loss from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss).

15. Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on reliability, as follows:

•	Level 1 – observable inputs such as quoted prices in active markets for identical assets and liabilities;
•	Level 2 – inputs other than quoted prices for identical assets in active markets that are observable either directly or indirectly; and
•	Level 3 – unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	Successor
	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$5	$—	$5
Total assets recorded at fair value	$—	$5	$—	$5

Liabilities
Interest rate swaps	$—	$13	$—	$13
Contingent consideration liability	—	—	29	29
Seller Earnouts liability	—	—	144	144
Warrant liability	182	—	—	182
Tax receivable agreement liability	—	—	605	605
Total liabilities recorded at fair value	$182	$13	$778	$973

	Predecessor
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$47	$—	$47
Foreign currency hedges	—	—	—	—
Contingent consideration liability	—	—	26	26
Total liabilities recorded at fair value	$—	$47	$26	$73

Derivatives

The valuations of the derivatives intended to mitigate our interest rate risk are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves, interest rate volatility, or spot and forward exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential non-performance risk.

Warrants

The Company accounts for the Warrants for the Company’s Class A Common Stock as liabilities at fair value because the warrants do not meet the criteria for classification within equity. The provisions of all warrant agreements provide similar value to its holders; therefore, all Warrants are valued based on the closing market price of the applicable date of the Condensed Consolidated Balance Sheets, within Financial instruments. The change in the fair value of the Warrant liability is recorded in Loss from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Contingent Consideration

The contingent consideration liabilities relate to acquisitions completed during the years ended December 31, 2020 and 2018, and are included in Other current liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. The fair value of these liabilities is determined using a discounted cash flow analysis. Changes in the fair value of the liabilities are included in Other expense, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). Significant unobservable inputs are used in the assessment of fair value, including assumptions regarding discount rates and probability assessments based on the likelihood of reaching the various targets set out in the acquisition agreements. The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2021	2021	2020	2020
Beginning balance	$29	$26	$22	$22
Acquisitions	—	2	3	3
Accretion of contingent consideration	—	1	—	—
Ending Balance	$29	$29	$25	$25

Seller Earnouts

The Company accounts for the Seller Earnouts as contingent consideration liabilities at fair value in Financial Instruments in the Condensed Consolidated Balance Sheets. The fair value of the Seller Earnouts is determined using Monte Carlo simulation and Option Pricing Methods. Changes in the fair value of the liability is included in Loss from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility, risk-free interest rate, expected holding period and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination.

Tax Receivable Agreement

In connection with the Business Combination, Alight entered into the Tax Receivable Agreement (the “TRA”) with certain owners of Alight Holdings prior to the Business Combination. Pursuant to the TRA, we will pay certain sellers, as applicable, 85% of the tax benefits, of any savings that we realize, calculated using certain assumptions, as a result of (i) tax basis adjustments from sales and exchanges of Alight Holdings equity interests in connection with or following the Business Combination and certain distributions with respect to Alight Holdings equity interests, (ii) our utilization of certain tax attributes, and (iii) certain other tax benefits related to entering into the TRA.

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA may be substantial.

The Company’s TRA liability and Seller Earnouts liability are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of the TRA and Seller Earnouts are preliminary and the final fair value could have a material impact on the preliminary purchase price allocation disclosed. The fair values will be finalized as soon as practicable, but no later than one year from the acquisition date. The following table provides a reconciliation of the TRA liability and Seller Earnout liability for the Successor three months ended September 30, 2021:

	Successor
	TRA	Seller Earnouts
	Liability	Liability
Balance at July 1, 2021	$578	$109
Loss from change in fair value of TRA	27	—
Loss from change in fair value of Seller Earnouts	—	35
Balance at September 30, 2021	$605	$144

Non-Recurring Fair Value Measurements

The Company’s financial liabilities not measured at fair value on a recurring basis are as follows (in millions):

	Successor		Predecessor
	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long term debt, net	$43	$43	$37	$37
Long term debt, net	2,839	2,848	4,041	4,090
Total	$2,882	$2,891	$4,078	$4,127

The carrying value of the Term Loan, Secured Senior Notes and Unsecured Senior Notes include the outstanding principal balances, less any unamortized discount or premium. The carrying value of the Term Loan approximates fair value as it bears interest at variable rates and we believe our credit risk is consistent with when the debt originated. The outstanding balances under the Senior Notes have fixed interest rates and the fair value is classified as Level 2 within the fair value hierarchy and corroborated by observable market data (see Note 8 “Debt”).

The carrying amounts of Cash and cash equivalents, Receivables, net and Accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

During the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021, and three and nine months ended September 30, 2020 there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.
16. Restructuring and Integration

During the third quarter of 2019, management initiated a restructuring and integration plan (“the Plan”) following the completion of the Hodges acquisition and in anticipation of the NGA HR acquisition, which was completed on November 1, 2019. The Plan is intended to integrate and streamline operations across the Company and is expected to generate cost reductions related to position eliminations and facility and system rationalizations. The Company expects to incur costs related to severance, contract and lease exits and other related costs. The Company expects these restructuring and integration activities and related expenses to affect continuing operations through the first quarter of 2022.

The Plan is expected to result in cumulative costs of approximately $135 million through the end of the plan, consisting of approximately $80 million in severance and related benefits, and approximately $55 million in other costs, including technology realization, lease consolidation costs, advisory and consulting fees. The Plan is expected to generate annual cost savings of approximately $196 million by 2022.

From the inception of the Plan through September 30, 2021, the Company has incurred total expenses of $103 million. These charges are recorded in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type that have been incurred through September 30, 2021 and are estimated to be incurred through the end of the Plan. Estimated costs by type may be revised in future periods as these assumptions are updated:

	Successor	Predecessor
	Three Months Ended	Six Months Ended		Estimated	Estimated
	September 30,	June 30,	Inception to	Remaining	Total
	2021	2021	Date	Costs	Cost(1)
Employer Solutions
Severance and Related Benefits	$1	$6	$46	$21	$67
Other Restructuring Costs(2)	2	2	44	4	48
Total Employer Solutions	$3	$8	$90	$25	$115
Professional Services
Severance and Related Benefits	$—	$1	$8	$5	$13
Other Restructuring Costs(2)	—	—	5	2	7
Total Professional Services	$—	$1	$13	$7	$20
Total Restructuring Costs	$3	$9	$103	$32	$135

(1)

Actual costs, when incurred, may vary due to changes in the assumptions built into the Plan.  Significant assumptions that may change when plans are finalized and implemented include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives.
(2)	Other costs associated with the Plan primarily include consulting and legal fees and lease consolidation.

As of September 30, 2021, approximately $4 million of the restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Predecessor
	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of December 31, 2020	$12	$3	$15
Restructuring charges	7	2	9
Cash payments	(13)	(5)	(18)
Accrued restructuring liability as of June 30, 2021	$6	$—	$6

	Successor
	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of July 1, 2021	$6	$—	$6
Restructuring charges	1	2	3
Cash payments	(3)	(2)	(5)
Accrued restructuring liability as of September 30, 2021	$4	$—	$4

17. Employee Benefits

Defined Contribution Savings Plans

Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021 and three and nine months ended September 30, 2020, expenses were $11 million, $31 million, $9 million and $38 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

18. Commitments and Contingencies

Legal

The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at September 30, 2021 and December 31, 2020 were not significant.

Guarantees and Indemnifications

The Company provides a variety of service performance guarantees and indemnifications to its clients. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These notional amounts may bear no relationship to the future payments that may be made, if any, for these guarantees and indemnifications.

To date, the Company has not been required to make any payment under any client arrangement as described above. The Company has assessed the current status of performance risk related to the client arrangements with performance guarantees and believes that any potential payments would be immaterial to the Condensed Consolidated Financial Statements.

Purchase Obligations

The Company’s expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $6 million, $26 million, $26 million, $27 million, $9 million, and $7 million, for the remainder of 2021 and the years ended 2022, 2023, 2024, 2025, and thereafter, respectively.

Service Obligations

On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company.

The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $34 million, $141 million, $147 million, $154 million, $162 million and $502 million for the remainder of 2021 and the years ended 2022, 2023, 2024, 2025 and thereafter, respectively.

The Company may terminate its arrangement with Wipro for cause or for the Company’s convenience. In the case of a termination for convenience, the Company would be required to pay a termination fee, including certain of Wipro’s unamortized costs, plus 25% of any remaining portion of the minimum level of services the Company agreed to purchase from Wipro over the course of 10 years.

19. Subsequent Events

In October 2021, the Company completed the acquisition of the Aon Retiree Health Exchange business from Aon plc for approximately $200 million. The Aon Retiree Health Exchange is a leading retiree healthcare insurance exchange platform, serving employers and their retirees. Aon Retiree Health Exchange expands Alight’s ability to serve employees from hire to retire by providing additional scale, expertise and capabilities in Medicare enrollment.

In October 2021, the Company completed the acquisition of ConsumerMedical, a leading clinical advocacy, decision support and expert second opinion company with a long history of helping individuals through some of the nation’s largest employers, health plans, carriers and private exchanges.  This acquisition is not expected to be material to our consolidated results.

In August 2021, the Company entered into an incremental Term Loan facility in the amount of $525 million to be used for both acquisitions and general corporate purposes, as disclosed in the notes above.

Events and transactions occurring through the date of issuance of these financial statements have been evaluated by management and, when appropriate, recognized or disclosed in the financial statements or the notes to the Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements of Tempo Holding Company, LLC for the fiscal years ended December 31, 2020, 2019 and 2018, including the notes thereto, which are included in a Registration Statement on Form S-1 filed on August 2, 2021, as amended, by Alight, Inc. and are referred to in this section as our “Consolidated Financial Statements.” In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements as a result of many factors.

BUSINESS

Overview

Foley Trasimene Acquisition Corp. (“FTAC”) was incorporated in Delaware on March 26, 2020. FTAC was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On July 2, 2021 (the “Closing Date”), FTAC completed the business combination (the “Business Combination”) with Alight Holding Company, LLC (f/k/a Tempo Holding Company, LLC) (“Alight Holdings” or the “Predecessor”) contemplated by the Business Combination Agreement (as amended and restated as of April 29, 2021) between FTAC, Alight Holdings and other interested parties (the “Business Combination Agreement”). On the Closing Date, pursuant to the Business Combination Agreement, FTAC became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”) and was renamed Alight Group, Inc.  As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Alight Holdings that went into effect upon the completion of the Business Combination. As a result of the Business Combination, Alight owns approximately 85% of the economic interest in Alight Holdings, but will have 100% of the voting power and will control the management of Alight Holdings. Immediately following the completion of the Business Combination, the non-voting ownership percentage held by noncontrolling interest is approximately 15%.

We are a leading cloud-based provider of integrated digital human capital and business solutions. We have an unwavering belief that a company’s success starts with its people, and our solutions connect human insights with technology. Leveraging artificial intelligence (“AI”) and data analytics, we provide an integrated, personalized experience for employees using technology-driven solutions that unlock value for employers. Our mission-critical solutions enable employees to enrich their health, wealth and wellbeing which helps global organizations achieve a high-performance culture. We have 15,000 dedicated colleagues serving more than 30 million employees and family members.

Principal Services and Segments

We currently report our results of operations in three segments: Employer Solutions, Professional Services and Hosted Business. Employer Solutions, Professional Services and Hosted Business accounted for approximately 85%, 14% and 1% of consolidated revenue for the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021, respectively.

Revenue and Compensation

Revenues are principally derived from fees paid by clients for services. Payment terms are consistent with current industry practice.

Technology

We deliver our solutions through a set of proprietary and partner technologies, a well-developed network of providers and a structured approach to instill and sustain enterprise-wide practices of excellence. With this in mind, there are four layers to our technology strategy, all reinforced with a critical security framework:

•	Omnichannel customer experience layer that drives a personalized approach for customers.
•	AI and analytics layer that uses data from our transactional systems, combined with client and third-party data to drive insights for clients.
•	Core transaction layer that powers our health, wealth and payroll systems.
•	Infrastructure layer to provide security, stability and performance across our application landscape.

Seasonality

Due to buying patterns and delivery of certain products in the markets we serve, particularly given the timing of annual benefits enrollment, our revenues tend to be higher in the third and fourth quarters of each year.

Licensing and Regulation

Our business activities are subject to licensing requirements and extensive regulation under the laws of countries in which we operate, including United States (“U.S.”) federal and state laws. See the discussion contained in the "Risk Factors" section of our Registration Statement on Form S-1 filed on August 2, 2021, as amended, for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Clients

We serve a broad range of clients, including Fortune 500 companies and mid-market businesses, and seek to establish high-quality, strong, long-term relationships with our clients. We proactively solicit client feedback through ongoing surveys and client councils held throughout the year, and we use this critical feedback to enhance our client services and correct course when necessary. Through these surveys, we have learned that clients value the strength and depth of our relationships, scale and breadth of our solutions and our commitment to innovation and continuous improvement.

Competition

The markets for our solutions are competitive, rapidly evolving and fragmented. Our business faces competition from other global and national companies. The market for our solutions is subject to change as a result of economic, regulatory and legislative changes, technological developments, shifting client needs and increased competition from established and new competitors.

We do not believe there is any single competitor with the breadth of our solutions, and thus our competitors vary for each of our solutions. Our primary competitors include Accenture, Accolade, ADP, Benefitfocus, bswift, Businessolver, Cognizant, Conduent, Deloitte, eHealth, Empower, Fidelity, GoHealth, Grand Rounds, HealthEquity, Mercer, OneSource Virtual, Quantum Health, SD Worx, Vanguard, Voya, Willis Towers Watson, and Workday.

We compete primarily on the basis of product and service quality, technology, breadth of offerings, ease of use and accessibility of technology, data protection, innovation, trust and reliability, price, and reputation.

FACTORS AFFECTING THE COMPARABILITY OF OUR RESULTS OF OPERATIONS

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors that may impact the comparability of our results of operations in future operations.

Impact of the Business Combination

Alight is subject to corporate level tax rates at the federal, state and local levels. The Predecessor was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, other than for certain consolidated subsidiaries of the Predecessor that are structured as corporations and unless otherwise specified, the historical results of operations and other financial information presented does not include any provision for U.S. federal income tax.

Alight (together with certain corporate subsidiaries through which it owns its interest in the Predecessor) pays U.S. federal and state income taxes as a corporation on its share of our taxable income. The Business Combination was accounted for as a business combination using the acquisition method of accounting. Accordingly, the assets and liabilities, including any identified intangible assets, were recorded at their preliminary fair values at the date of completion of the Business Combination, with any excess of the purchase price over the preliminary fair value recorded as goodwill. The application of business combination accounting required the use of significant estimates and assumptions.

As a result of the application of business combination accounting, the historical Consolidated Financial Statements of the Predecessor are not necessarily indicative of the Successor’s future results of operations, financial position and cash flows. For example, increased tangible and intangible assets resulting from adjusting the basis of tangible and intangible assets to their fair value would result in increased depreciation and amortization expense in the periods following the consummation of the Business Combination.

In connection with the Business Combination, we entered into a Tax Receivable Agreement (“TRA”) with certain of our pre-Business Combination owners that provides for the payment by the Alight to such owners of 85% of the benefits that Alight is deemed to realize as a result of the Company’s share of existing tax basis acquired in the Business Combination and other tax benefits related to entering into the TRA.

Additionally, in connection with the Business Combination, we have accounted for the issuance of warrants and Seller Earnout contingent consideration as liabilities which require remeasurement to fair value at the end of each reporting period and adopted the Alight 2021 Omnibus Incentive Plan which will result in higher share-based compensation expenses.  Lastly, the redemption of our Unsecured Senior Notes and partial paydown of the Term Loan in conjunction with the Business Combination, will result in lower interest expense.

Impact of Becoming a Public Company

We expect to incur additional costs associated with operating as a public company. We expect that these costs will include additional human resources, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and rules adopted by the SEC require public companies to implement specified corporate governance practices that are not applicable to a private company. These additional rules and regulations increased our legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.

EXECUTIVE SUMMARY OF FINANCIAL RESULTS

While the Closing Date was July 2, 2021, we have determined that as the impact of one day would be immaterial to the results of operations, we will utilize July 1, 2021 as the date of the Business Combination for accounting purposes. As a result of the Business Combination, the following tables present selected financial data for the Successor three months ended September 30, 2021, and the Predecessor six months ended June 30, 2021 and three and nine months ended September 30, 2020.

We have prepared our discussion of the results of operations by comparing the results of the Successor three months ended September 30, 2021 to the results of the Predecessor three months ended September 30, 2020. Additionally, we compared the results of the combined Successor three months ended September 30, 2021 and Predecessor six months ended June 30, 2021 to the Predecessor nine months ended September 30, 2020. The core business operations of the Predecessor and Successor were not significantly impacted by the consummation of the Business Combination. Therefore, we believe the combined results for the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021 are comparable to the nine months ended September 30, 2020 and provide enhanced comparability to the reader about the current quarter’s results. We believe this approach provides the most meaningful basis of comparison and is useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of 2021, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.

The following table sets forth our historical results of operations for the periods indicated below:

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in millions)	2021	2021	2020	2020
Revenue	$690	$1,361	$668	$2,008
Cost of services, exclusive of depreciation and amortization	442	888	423	1,329
Depreciation and amortization	10	38	18	47
Gross Profit	238	435	227	632

Operating Expenses
Selling, general and administrative	135	222	128	364
Depreciation and intangible amortization	78	111	57	170
Total operating expenses	213	333	185	534
Operating Income	25	102	42	98
Other Expense
Loss from change in fair value of financial instruments	90	—	—	—
Loss from change in fair value of tax receivable agreement	27	—	—	—
Interest expense	28	123	61	172
Other expense (income), net	—	9	3	(1)
Total other expense, net	145	132	64	171
Loss Before Income Tax (Benefit) Expense	(120)	(30)	(22)	(73)
Income tax (benefit) expense	—	(5)	17	12
Net Loss	(120)	(25)	(39)	(85)
Net loss attributable to noncontrolling interests	(13)	—	—	—
Net Loss Attributable to Alight, Inc.	$(107)	$(25)	$(39)	$(85)

REVIEW OF RESULTS

Key Components of Our Operations

Revenue

Our clients’ demand for our services ultimately drives our revenues. We generate primarily all of our revenue, which is highly recurring, from fees for services provided from contracts across all solutions, which is primarily based on a contracted fee charged per participant per period (e.g., monthly or annually, as applicable). Our contracts typically have three to five-year terms for ongoing services with mutual renewal options. The majority of the Company’s revenue is recognized over time when control of the promised services is transferred and the customers simultaneously receive and consume the benefits of our services. Payment terms are consistent with industry practice. We calculate growth rates for each of our solutions in relation to recurring revenues and revenues from project work. One of the components of our growth in recurring revenues is the increase in net commercial activity which reflects items such as client wins and losses (“Net Commercial Activity”). We define client wins as sales to new clients and sales of new solutions to existing clients. We define client losses as instances where clients do not renew or terminate their arrangements in relation to individual solutions or all of the solutions that we provide.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization includes compensation-related and vendor costs directly attributable to client-related services and costs related to application development and client-related infrastructure.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation and amortization related to our hardware, software and application development. Depreciation and amortization may increase or decrease in absolute dollars in future periods depending on the future level of capital investments in hardware, software and application development.

Selling, General and Administrative

Selling, general and administrative expenses include compensation-related costs for administrative and management employees, system and facilities expenses, and costs for external professional and consulting services.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses consist of charges relating to the depreciation of the property and equipment used in our business and the amortization of acquired customer related and contract based intangible assets and technology related intangible assets. Depreciation and intangible amortization may increase or decrease in absolute dollars in future periods depending on the future level of capital investments in hardware and other equipment as well as amortization expense associated with future acquisitions.

Loss from Change in Fair Value of Financial Instruments

Loss from change in fair value of financial instruments includes the impact of the revaluation to fair value at the end of each reporting period for our warrants and the Seller Earnouts contingent consideration.

Loss from Change in Fair Value of Tax Receivable Agreement

Loss from change in fair value of Tax Receivable Agreement includes the impact of the revaluation to fair value at the end of each reporting period.

Interest Expense

Interest expense primarily includes interest expense related to our outstanding debt.

Other Expense (Income), net

Other expense (income), net includes non-operating expenses and income, including realized currency translation.

Non-GAAP Financial Measures

The presentation of non-GAAP financial measures is used to enhance our management and stakeholders understanding of certain aspects of our financial performance. This discussion is not meant to be considered in isolation, superior to, or as a substitute for the directly comparable financial measures prepared in accordance with U.S. GAAP. Management also uses supplemental non-GAAP financial measures to manage and evaluate the business, make planning decisions, allocate resources and as performance measures for Company-wide bonus plans. These key financial measures provide an additional view of our operational performance over the long-term and provide useful information that we use in order to maintain and grow our business.

The measures referred to as “adjusted”, have limitations as analytical tools, and such measures should not be considered either in isolation or as a substitute for net income or other methods of analyzing our results as reported under U.S. GAAP. Some of the limitations are:

•	Measure does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Measure does not reflect our interest expense or the cash requirements to service interest or principal payments on our indebtedness;
•	Measure does not reflect our tax expense or the cash requirements to pay our taxes, including payments related to the Tax Receivable Agreement;
•	Measure does not reflect the impact on earnings or changes resulting from matters that we consider not to be indicative of our future operations;
•

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often need to be replaced in the future, and the adjusted measure does not reflect any cash requirements for such replacements; and

•	Other companies may calculate adjusted measures differently, limiting its usefulness as a comparative measure.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted Net Income, which is defined as net loss attributable to Alight, Inc. adjusted for intangible amortization and the impact of certain non-cash items that we do not consider in the evaluation of ongoing operational performance, is a non-GAAP financial measure used solely for the purpose of calculating Adjusted Diluted Earnings Per Share.

Adjusted Diluted Earnings Per Share is defined as Adjusted Net Income divided by the weighted-average number of shares of common stock, diluted. Adjusted Diluted Earnings Per Share is used to by us and our investors to evaluate our core operating performance and to benchmark our operating performance against our competitors.

A reconciliation of Adjusted Net Income to Net Loss Attributable to Alight, Inc. is as follows:

Successor
Three Months Ended
September 30,
(in millions, except per share amounts)	2021
Net Loss Attributable to Alight, Inc.	$(107)
Conversion of noncontrolling interest	(13)
Intangible amortization	74
Share-based compensation	15
Transaction and integration	3
Non-recurring professional expenses	17
Restructuring	3
Loss from change in fair value of financial instruments	90
Loss from change in fair value of tax receivable agreement	27
Other	2
Tax effect of adjustments	(4)
Adjusted Net Income	$107

Weighted average shares outstanding - basic and diluted	438,968,920
Basic and Diluted Net Loss Per Share	$(0.24)

Shares used in computing Adjusted Net income per share (1)	601,050,176
Adjusted Diluted Earnings Per Share	$0.18

(1)	Includes shares deemed to be anti-dilutive for U.S. GAAP purposes and the Seller Earnout shares which have not achieved required market conditions.

Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures

Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and intangible amortization adjusted for the impact of certain non-cash and other items that we do not consider in the evaluation of ongoing operational performance, is a non-GAAP financial measure used by management and our stakeholders to provide useful supplemental information that enables a better comparison of our performance across periods. Both Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures are non-GAAP measures that are used by management and stakeholders to evaluate our core operating performance.

Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures should not be considered as discretionary cash available to us to reinvest in the growth of our business or to distribute to stockholders or as a measure of cash that will be available to us to meet our obligations

A reconciliation of Adjusted EBITDA to Net Loss is as follows:

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in millions)	2021	2021	2020	2020
Net Loss	$(120)	$(25)	$(39)	$(85)
Interest expense	28	123	61	172
Income tax (benefit) expense	—	(5)	17	12
Depreciation	14	49	24	66
Intangible amortization	74	100	51	151
EBITDA	(4)	242	114	316
Share-based compensation	15	5	1	5
Transaction and integration	3	—	—	—
Non-recurring professional expenses(1)	17	18	—	—
Transformation initiatives(2)	—	—	—	11
Restructuring	3	9	10	57
Loss from change in fair value of financial instruments	90	—	—	—
Loss from change in fair value of tax receivable agreement	27	—	—	—
Other(3)	2	4	7	27
Adjusted EBITDA	$153	$278	$132	$416

(1)	Non-recurring professional expenses primarily includes external advisor and legal costs related to the Company’s Business Combination completed in the third quarter of 2021.
(2)	Transformation initiatives in fiscal year 2020 includes expenses related to enhancing our data center.
(3)	Other primarily includes long-term incentive expenses and expenses related to acquisitions in fiscal year 2020.

A reconciliation of Adjusted EBITDA less Capital Expenditures to Cash (used for) provided by operating activities is as follows:

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in millions)	2021	2021	2020	2020
Cash (used for) provided by operating activities	$(7)	$58	$111	$131
Interest expense	28	123	61	172
Income tax (benefit) expense	—	(5)	17	12
Capital expenditures	(27)	(55)	(24)	(71)
Financing fee amortization and other non-cash items	1	(10)	(5)	(16)
Noncash lease expense	(6)	(10)	(1)	(17)
Transaction and integration	3	—	—	—
Non-recurring professional expenses	17	18	—	—
Transformation initiatives	—	—	—	11
Restructuring	3	9	10	57
Other	2	4	7	27
Change in operating assets and liabilities	112	91	(68)	39
Adjusted EBITDA less Capital Expenditures	$126	$223	$108	$345

Results of Operations for The Three Months Ended September 30, 2021 (Successor) Compared to The Three Months Ended September 30, 2020 (Predecessor)

Revenue

Revenues were $690 million for the Successor three months ended September 30, 2021 as compared to $668 million for the Predecessor prior year period. The increase of $22 million reflects growth of 5% in our Employer Solutions segment, partially offset by a decline of 38% in our Hosted Business segment. Revenues in our Professional Services segment were flat for the period. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife platform and next generation product suite, Business Process as a Service (“BPaaS”) Solutions.  These products capitalize on our robust data combined with AI & analytics to deliver greater employee engagement and employer outcomes. BPaaS products and services span across both the Employer Solutions and Professional Services segments and for the Successor three months ended September 30, 2021, we recorded BPaaS revenue of $97 million which represents growth of 20% compared to the Predecessor prior year period. In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and used as a metric of commercial activity by management and investors.  For the Successor three months ended September 30, 2021, BPaaS bookings of $179 million represents growth of 42% compared to the Predecessor prior year period.

Recurring revenues increased by $22 million, or 4%, from $542 million to $564 million and are related to growth in both Employer Solutions and Professional Services, partially offset by a decline in the Hosted Business. Project revenues were flat at $126 million, related to growth in Employer Solutions, offset by a decline in Professional Services.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization decreased $19 million, or 4%, for the Successor three months ended September 30, 2021 as compared to the Predecessor prior year period. The decrease was primarily driven by lower expenses related to productivity initiatives, including the impact of lower restructuring and integration related costs, and $3 million of lower costs in the Hosted business as clients transition to cloud-based services, partially offset by higher costs related to growth in current and future revenues, including investments in key resources.

Selling, General and Administrative

Selling, general and administrative expenses increased $7 million, or 5%, for the Successor three months ended September 30, 2021 as compared to the Predecessor prior year period. The increase was primarily driven by non-recurring professional expenses related to costs incurred in relation to the Business Combination completed in the third quarter of 2021, partially offset by lower expenses related to productivity initiatives, including the impact of lower restructuring and integration related costs and lower compensation related expenses.

Loss from Change in Fair Value of Financial Instruments

A loss from a change in the fair value of financial instruments of $90 million was recorded for the Successor three months ended September 30, 2021. The loss is due to the revaluation of our financial instruments, which we are required to revalue at the end of each reporting period.  We did not have outstanding financial instruments in the Predecessor period prior to the Business Combination.

Loss from Change in Fair Value of Tax Receivable Agreement

A loss from the change in the fair value of the tax receivable agreement of $27 million was recorded for the Successor three months ended September 30, 2021. The loss is due to the revaluation of our tax receivable agreement, which we are required to revalue at the end of each reporting period. We did not have a tax receivable agreement in the Predecessor period prior to the Business Combination.

Interest Expense

Interest expense decreased $33 million, or 54%, for the Successor three months ended September 30, 2021 as compared to the Predecessor prior year period. The decrease was primarily due to the redemption of our Unsecured Senior Notes and partial paydown of the Term Loan in conjunction with the Business Combination completed during the third quarter of 2021. See Note 8 “Debt” for further information.

Loss before Income Tax (Benefit) Expense

Loss before income tax (benefit) expense was $120 million for the Successor three months ended September 30, 2021, an increase of $98 million compared to $22 million for the Predecessor three months ended September 30, 2020, due to the drivers identified above.

Income Tax (Benefit) Expense

Income tax benefit was immaterial for the Successor three months ended September 30, 2021, as compared to income tax expense of $17 million in the Predecessor prior year period. The effective tax rate of 0% for the Successor three months ended September 30, 2021 is lower than the 21% U.S. statutory corporate income tax rate primarily due to non-recurring non-deductible items related to the Business Combination. See Note 7 “Income Taxes” for further information.

Results of Operations for The Combined Nine Months Ended September 30, 2021 (Successor and Predecessor) Compared to The Nine Months Ended September 30, 2020 (Predecessor)

Revenue

Revenues were $690 million for the Successor three months ended September 30, 2021, $1,361 million for the Predecessor six months ended June 30, 2021 and $2,008 million for the Predecessor nine months ended September 30, 2020. Revenues were $2,051 million for the combined nine months ended September 30, 2021, which reflects an increase of $43 million, which represents growth of 4% in our Employer Solutions segment and 2% in our Professional Services segment, partially offset by a decline of 47% in our Hosted Business segment. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife platform and next generation product suite, BPaaS Solutions.  These products capitalize on our robust data combined with AI & analytics to deliver greater employee engagement and employer outcomes. BPaaS products and services span across both the Employer Solutions and Professional Services segments. We recorded BPaaS revenue of $97 million and $187 million for the Successor three months ended September 30, 2021 and Predecessor six months ended June 30, 2021, respectively. For the combined nine months ended September 30, 2021, BPaaS revenue of $284 million represents growth of 18% compared to the Predecessor prior year period.

In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and used as a metric of commercial activity by management and investors. BPaaS bookings were $179 million and $280 million for the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021, respectively. For the combined nine months ended September 30, 2021, BPaaS bookings of $459 million represents growth of 128%, compared to the Predecessor prior year period.

Recurring revenues were $564 million for the Successor three months ended September 30, 2021, $1,130 million for the Predecessor six months ended June 30, 2021 and $1,652 million for the Predecessor nine month ended September 30, 2020.  Recurring revenues were $1,694 million for the combined nine months, which reflects an increase of $42 million, or 3%, related to growth in both Employer Solutions and Professional Services, partially offset by a decline in the Hosted Business.

Project revenues were $126 million for the Successor three months ended September 30, 2021, $231 million for the Predecessor six months ended June 30, 2021 and $356 million for the Predecessor nine months ended September 30, 2020. Project revenues were $357 million for the combined nine months ended September 30, 2021, which reflects an increase of $1 million, or less than 1%, related to growth in Employer Solutions, partially offset by a decline in Professional Services.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization were $442 million for the Successor three months ended September 30, 2021, $888 million for the Predecessor six months ended June 30, 2021 and $1,329 million for the Predecessor nine months ended September 30, 2020. Cost of services, exclusive of depreciation and amortization were $1,330 million for the combined nine months ended September 30, 2021, which reflects an increase of $1 million, or less than 1%, primarily driven by higher costs related to growth in current and future revenues, including investments in key resources, partially offset by lower expenses related to productivity initiatives, including the impact of lower restructuring and integration related costs and $15 million of lower costs in the Hosted business as clients transition to cloud-based services.

Selling, General and Administrative

Selling, general and administrative expenses were $135 million for the Successor three months ended September 30, 2021, $222 million for the Predecessor six months ended June 30, 2021 and $364 million for the Predecessor nine months ended September 30, 2020. Selling, general and administrative expenses were $357 million for the combined nine months ended September 2021, which reflects a decrease of $7 million, or 2%, primarily driven by lower expenses related to productivity initiatives, including the impact of lower restructuring and integration related costs, and lower compensation related expenses, partially offset by non-recurring professional expenses related to costs incurred in relation to the Business Combination completed in the third quarter of 2021.

Loss from Change in Fair Value of Financial Instruments

A loss from a change in the fair value of financial instruments of $90 million was recorded for the Successor three months ended September 30, 2021. We are required to revalue the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred.  We did not have outstanding financial instruments in the Predecessor periods prior to the Business Combination.

Change in Tax Receivable Agreement

A loss from the change in the fair value of the tax receivable agreement of $27 million was recorded for the Successor three months ended September 30, 2021. The loss is due to the revaluation of our tax receivable agreement, which we are required to revalue at the end of each reporting period. We did not have a tax receivable agreement in the Predecessor period prior to the Business Combination.

Interest Expense

Interest expenses were $28 million for the Successor three months ended September 30, 2021, $123 million for the Predecessor six months ended June 30, 2021 and $172 million for the Predecessor nine months ended September 30, 2020. Interest expenses were $151 million for the combined nine months ended September 30, 2021, which reflects a decrease of $21 million, or 12%, primarily due to the redemption of our Unsecured Senior Notes and partial paydown of the Term Loan in conjunction with the Business Combination completed during the third quarter of 2021, partially offset by incremental interest associated with the additional Unsecured and Secured senior notes issued in the second half of 2020. See Note 8 “Debt” for further information.

Loss before Income Tax (Benefit) Expense

Loss before income tax (benefit) expense was $120 million for the Successor three months ended September 30, 2021, $30 million for the Predecessor six months ended June 30, 2021 and $73 million for the Predecessor nine months ended September 30, 2020. Loss before income tax (benefit) expense was $150 million for the combined nine months ended September 30, 2021, an increase of $77 million compared to $73 million for the Predecessor nine months ended September 30, 2020, due to the drivers identified above.

Income Tax (Benefit) Expense

Income tax benefit was immaterial for the Successor three months ended September 30, 2021, $5 million for the Predecessor six months ended June 30, 2021, as compared to an income tax expense for the Predecessor nine months ended September 30, 2020.  The effective tax rate of 0% for the Successor three months ended September 30, 2021 is lower than the 21% U.S. statutory corporate income tax rate primarily due to non-recurring non-deductible items related to the Business Combination.  The effective tax rate of 17% for the Predecessor six months ended June 30, 2021 was primarily driven by foreign and state income taxes payable in jurisdictions where the Company had operations that generated operating income. See Note 7 “Income Taxes” for further information.

Segment Revenue and Adjusted EBITDA

Employer Solutions Results

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
($ in millions)	2021	2021	2020	2020
Employer Solutions Revenue
Recurring revenue	$522	$1,049	$498	$1,516
Project revenue	65	107	61	162
Total Employer Solutions Revenue	$587	$1,156	$559	$1,678
Employer Solutions Gross Profit	$215	$392	$197	$550
Employer Solutions Gross Profit Margin	37%	34%	35%	33%
Employer Solutions Adjusted EBITDA	$151	$274	$120	$389
Employer Solutions Adjusted EBITDA Margin	26%	24%	21%	23%

Employer Solutions Segment Results of Operations for The Three Months Ended September 30, 2021 (Successor) Compared to The Three Months Ended September 30, 2020 (Predecessor)

Employer Solutions Revenue

Employer Solutions total revenues were $587 million for the Successor three months ended September 30, 2021 as compared to $559 million for the Predecessor prior year period. The overall increase of $28 million was due to an increase of recurring revenues of $24 million, or 5%, from $498 million to $522 million as a result of Net Commercial Activity and transitions from our Hosted Business to cloud-based services, and an increase in project revenues of $4 million, or 7%, from $61 million to $65 million.

Employer Solutions Gross Profit

Employer Solutions Gross Profit was $215 million for the Successor three months ended September 30, 2021, as compared to $197 million for the Predecessor prior year period. The increase of $18 million, or 9%, was primarily due to revenue growth as discussed above and increases in costs associated with growth of current and future revenues, partially offset by lower expenses related to productivity initiatives, including the impact of lower restructuring and integration related costs.

Employer Solutions Adjusted EBITDA

Employer Solutions Adjusted EBITDA was $151 million for the Successor three months ended September 30, 2021, as compared to $120 million for the Predecessor prior year period. The increase of $31 million was primarily due to revenue growth as discussed above and lower compensation related expenses, partially offset by increases in costs associated with growth of current and future revenues, including investments in our commercial functions and technology.

Employer Solutions Segment Results of Operations for The Combined Nine Months Ended September 30, 2021 (Successor and Predecessor) Compared to The Nine Months Ended September 30, 2020 (Predecessor)

Employer Solutions Revenue

Employer Solutions total revenues were $587 million for the Successor three months ended September 30, 2021, $1,156 million for the Predecessor six months ended June 30, 2021 and $1,678 million for the Predecessor nine months ended September 30, 2020. Employer Solutions total revenues were $1,743 million for the combined nine months ended September 30, 2021, which reflects an overall increase of $65 million due to an increase of recurring revenues of $55 million, or 4%, as a result of Net Commercial Activity and transitions from our Hosted Business to cloud-based services, and an increase in project revenues of $10 million, or 6%.

Employer Solutions Gross Profit

Employer Solutions Gross Profit was $215 million for the Successor three months ended September 30, 2021, $392 million for the Predecessor six months ended June 30, 2021 and $550 million for the Predecessor nine months ended September 30, 2020.  Employer Solutions Gross Profit was $607 million for the combined nine months ended September 30, 2021 which reflects an increase of $57 million, or 10%, primarily due to revenue growth as discussed above and lower expenses related to productivity initiatives, including the impact of lower restructuring and integration related costs, partially offset by increases in costs associated with growth of current and future revenues.

Employer Solutions Adjusted EBITDA

Employer Solutions Adjusted EBITDA was $151 million for the Successor three months ended September 30, 2021, $274 million for the Predecessor six months ended June 30, 2021 and $389 million for the Predecessor nine months ended September 30, 2020. Employer Solutions Adjusted EBITDA was $425 million for the combined nine months ended September 30, 2021, which reflects an increase of $36 million, primarily due to revenue growth as discussed above and lower compensation related expenses, partially offset by increases in costs associated with growth of current and future revenues, including investments in our commercial functions and technology.

Professional Services Results

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
($ in millions)	2021	2021	2020	2020
Professional Services Revenue
Recurring revenue	$32	$60	$28	$78
Project revenue	61	124	65	194
Total Professional Services Revenue	$93	$184	$93	$272
Professional Services Gross Profit	$24	$46	$30	$77
Professional Services Gross Profit Margin	26%	25%	32%	28%
Professional Services Adjusted EBITDA	$4	$7	$12	$23
Professional Services Adjusted EBITDA Margin	4%	4%	13%	8%

Professional Services Segment Results of Operations for The Three Months Ended September 30, 2021 (Successor) Compared to The Three Months Ended September 30, 2020 (Predecessor)

Professional Services Revenue

Professional Services total revenues were $93 million for both the Successor three months ended September 30, 2021 and the Predecessor prior year period, which was due to an increase of recurring revenues of $4 million, or 14%, from $28 million to $32 million as a result of increases in Net Commercial Activity, offset by a decrease in project revenues of $4 million, or 6%, from $65 million to $61 million.

Professional Services Gross Profit

Professional Services Gross Profit was $24 million for the Successor three months ended September 30, 2021, as compared to $30 million for the Predecessor prior year period. The decrease of $6 million, or 20%, was primarily due to increases in costs associated with growth of future revenues, including investments in key resources.

Professional Services Adjusted EBITDA

Professional Services Adjusted EBITDA was $4 million for the Successor three months ended September 30, 2021, as compared to $12 million for the Predecessor prior year period. The decrease of $8 million was primarily due to increases in costs associated with growth of future revenues, including investments in our commercial functions.

Professional Services Segment Results of Operations for The Combined Nine Months Ended September 30, 2021 (Successor and Predecessor) Compared to The Nine Months Ended September 30, 2020 (Predecessor)

Professional Services Revenue

Professional Services total revenues were $93 million for the Successor three months ended September 30, 2021, $184 million for the Predecessor six months June 30, 2021 and $272 million for the Predecessor nine months ended September 30, 2020. Professional Services total revenues were $277 million for the combined nine months ended September 30, which reflects an overall increase of $5 million, due to an increase of recurring revenues of $14 million, or 18%, as a result of increases in Net Commercial Activity, partially offset by a decrease in project revenues of $9 million, or 5%.

Professional Services Gross Profit

Professional Services Gross Profit was $24 million for the Successor three months ended September 30, 2021, $46 million for the Predecessor six months ended June 30, 2021 and $77 million for the Predecessor nine months ended September 30, 2020. Professional Services Gross Profit was $70 million for the combined nine months ended September 30, 2021, which reflects a decrease of $7 million, or 9%, primarily due to increases in costs associated with growth of current and future revenues, including investments in key resources, partially offset by revenue growth as discussed above.

Professional Services Adjusted EBITDA

Professional Services Adjusted EBITDA was $4 million for the three months ended September 30, 2021, $7 million for the Predecessor six months ended June 30, 2021 and $23 million for the Predecessor nine months ended September 30, 2020. Professional Services EBITDA was $11 million for the combined nine months ended September 30, which reflects a decrease of $12 million, primarily due to increases in costs associated with growth of current and future revenues, including investments in our commercial functions, partially offset by revenue growth as discussed above.

Hosted Business Results

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
($ in millions)	2021	2021	2020	2020
Hosted Business Revenue
Recurring revenue	$10	$21	$16	$58
Total Hosted Business Revenue	10	$21	$16	$58
Hosted Business Gross Profit	$(1)	$(3)	$—	$5
Hosted Business Gross Profit Margin	-10%	-14%	0%	9%
Hosted Business Adjusted EBITDA	$(2)	$(3)	$—	$4
Hosted Business Adjusted EBITDA Margin	-20%	-14%	0%	7%

Hosted Business Segment Results of Operations for The Three Months Ended September 30, 2021 (Successor) Compared to The Three Months Ended September 30, 2020 (Predecessor)

Hosted Business Revenue

Hosted Business revenues were $10 million for the Successor three months ended September 30, 2021 as compared to $16 million for the Predecessor prior year period. The decrease of $6 million was due to transitions from our Hosted Business to cloud-based services.

Hosted Business Gross Profit

Hosted Business Gross Profit was ($1) million for the Successor three months ended September 30, 2021, as compared to immaterial for the Predecessor prior year period. The decrease of $1 million was primarily due to transitions from our Hosted Business to cloud-based services.

Hosted Business Adjusted EBITDA

Hosted Business Adjusted EBITDA was ($2) million for the Successor three months ended September 30, 2021 as compared to immaterial for the Predecessor prior year period. The decrease of $2 million was driven by a decrease in revenue during the period from the continued transition from our Hosted Business to cloud-based services, which outpaced a decrease in costs during the period.

Hosted Business Segment Results of Operations for The Combined Nine Months Ended September 30, 2021 (Successor and Predecessor) Compared to The Nine Months Ended September 30, 2020 (Predecessor)

Hosted Business Revenue

Hosted Business revenues were $10 million for the Successor three months ended September 30, 2021, $21 million for the Predecessor six months ended June 30, 2021 and $58 million for the Predecessor nine months ended September 30, 2020. Hosted Business revenues were $31 million for the combined nine months ended September 30, 2021, which reflects a decrease of $27 million due to transitions from our Hosted Business to cloud-based services.

Hosted Business Gross Profit

Hosted Business Gross Profit was ($1) million for the Successor three months ended September 30, 2021, ($3) million for the Predecessor six months ended June 30, 2021 and $5 million for the Predecessor nine months ended September 30, 2020.  Hosted

Business Gross Profit was ($4) million for the combined nine months ended September 30, 2021, which reflects a decrease of $9 million, primarily due to transitions from our Hosted Business to cloud-based services.

Hosted Business Adjusted EBITDA

Hosted Business Adjusted EBITDA was ($2) million for the Successor three months ended September 30, 2021, ($3) million for the Predecessor six months ended June 30, 2021 and $4 million for the Predecessor nine months ended September 30, 2021.  Hosted Business Adjusted EBITDA was ($5) million for the combined nine months ended September 30, 2021, which reflects a decrease of $9 million, driven by a decrease in revenue during the period from the continued transition from our Hosted Business to cloud-based services, which outpaced a decrease in costs during the period.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements, capital expenditures, and payments on our Tax Receivable Agreement.

We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, and anticipated working capital requirements for the foreseeable future.  We believe our liquidity position at September 30, 2021 remains strong and as we continue to operate in a period of uncertain economic conditions related to COVID-19 we will continue to closely monitor and proactively manage our liquidity as economic conditions change.

Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,
(in millions)	2021	2021	2020
Cash (used for) provided by operating activities	$(7)	$58	$131
Cash used for investing activities	(1,421)	(55)	(123)
Cash provided by (used for) financing activities	2,625	(64)	438
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,201	(61)	443
Cash, cash equivalents, and restricted cash at end of period	$2,237	$1,475	$1,428

Operating Activities

Net cash for operating activities was $7 million cash used for the Successor three months ended September 30, 2021 and $58 million provided for the Predecessor six months ended June 30, 2021.  Net cash provided by operating activities decreased from $131 million during the Predecessor nine months ended September 30, 2020 to $51 million for the combined nine months ended September 30, 2021, driven by increases in net loss, working capital requirements and non-cash items, primarily related to the Business Combination.

Investing Activities

Cash used for investing activities for the Successor three months ended September 30, 2021 and the Predecessor six months ended was $1,421 million and $55 million, respectively. The primary drivers of the cash flow used for investing activities for the

Successor three months ended September 30, 2021 was $1,394 million related to the Business Combination and $27 million of capital expenditures. For the Predecessor six months ended June 30, 2021, $55 million was used for capital expenditures.

Cash used for investing activities for the nine months ended September 30, 2020 was $123 million. The primary drivers of the cash flow used for investing activities was $71 million of capital expenditures and $52 million for the acquisition of a business.

Financing Activities

Cash provided by financing activities for the Successor three months ended September 30, 2021 was $2,625 million. The primary drivers of the cash provided by financing activities for the Successor three months ended September 30, 2021 were proceeds related to FTAC investors in connection with the Business Combination of $1,813 million and bank borrowings of $576 million, partially offset by FTAC share redemptions of $142 million, loan repayments of $57 million, finance lease payments of $7 million, financing fees related to new debt of $7 million, and payments for settlements related to interest rate swaps of $4 million. Net cash flows from financing activities also changed due to a net increase in the cash flow from client funds obligations of $453 million, primarily due to timing of client funding and subsequent disbursement of payments.

Cash used for financing activities for the Predecessor six months ended June 30, 2021 was $64 million. The primary drivers of the cash used for financing activities were loan repayments of $124 million, finance lease payments of $17 million, payments for settlements related to interest rate swaps of $14 million, unit repurchases of $2 million, and payments for contingent consideration of $1 million, partially offset by bank borrowings of $110 million. Net cash flows from financing activities also changed due to a net decrease in the cash flow from client funds obligations of $15 million, primarily due to timing of client funding and subsequent disbursement of payments

Cash provided by financing activities for the nine months ended September 30, 2020 was $438 million. The primary drivers of the cash provided by financing activities were bank borrowings of $726 million, offset by loan repayments of $435 million, financing fees of $23 million, finance lease payments of $18 million, payments for settlements related to interest rate swaps of $14 million, tax related distributions to equityholders of $3 million and unit repurchases $3 million. Net cash flows from financing activities also changed due to a net increase in the cash flow from client funds obligations of $210 million, primarily due to timing of client funding and subsequent disbursement of payments.

Cash, Cash Equivalents and Fiduciary Assets

At September 30, 2021, our cash and cash equivalents were $769 million, an increase of $263 million from December 31, 2020. Of the total balances of cash and cash equivalents as of September 30, 2021 and December 31, 2020, none of the balances were restricted as to its use.

Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Condensed Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash of $1,468 million and $1,030 million at September 30, 2021 and December 31, 2020, respectively.

Other Liquidity Matters

Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. For further information, see the “Risk Factors” section in the Company’s Registration Statement on Form S-1 filed on August 2, 2021, as amended.

Tax Receivable Agreement

In connection with the Business Combination, we entered into the TRA with certain of our pre-Business Combination owners that provides for the payment by Alight to such owners of 85% of the benefits that Alight is deemed to realize as a result of the Company’s share of existing tax basis acquired in the Business Combination and other tax benefits related to entering into the Tax Receivable Agreement.

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits.

While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA may be substantial.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table reflects a summary of obligations and commitments outstanding as of September 30, 2021:

		Less than	1-3	3-5	More than
(in millions)	Total	1 year(1)	years	years	5 years
Contractual cash obligations:
Debt(2)(3)	$2,870	$19	$64	$409	$2,378
Operating Leases	219	11	83	63	62
Finance Leases	72	3	49	20	—
Purchase obligations(4)	101	6	52	36	7
Service obligations(5)	1,140	34	288	316	502
Total	$4,402	$73	$536	$844	$2,949

(1)	The amounts presented as of September 30, 2021 for less than one year reflect the obligations and commitments outstanding for the remainder of 2021.
(2)

Interest incurred on amounts we borrow is based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest and therefore no amounts have been included in the above table.

(3)	Financing fees have been excluded from the debt obligation as these amounts do not represent the future cash obligation for the related debt.
(4)

Purchase obligations consist primarily of purchases of information technology assets and services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(5)

Service obligations include non-cancellable service obligations to our strategic partnership with Wipro. We may terminate our arrangement with Wipro with cause or for our convenience. In the case of a termination for convenience, we would be required to pay a termination fee. If we had terminated the Wipro arrangement on September 30, 2021, we estimate that the termination charges would have been at least $376 million.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

Critical Accounting POlicies

In addition to the critical accounting policies and estimates we provided in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’ Registration Statement on Form S-1 filed on August 2, 2021, as amended, we identified the following new critical accounting policy.

Tax Receivable Agreement

In connection with the Business Combination, we entered into a Tax Receivable Agreement with certain of our pre-Business Combination owners that provides for the payment by Alight to such owners of 85% of the benefits that Alight is deemed to realize as a result of the Company’s share of existing tax basis acquired in the Business Combination and other tax benefits related to entering into the TRA. The Company accounts for the TRA as a liability at fair value and is subject to remeasurement at each balance sheet date. Any change in fair value is recognized within the Condensed Consolidated Statements of Comprehensive Income (Loss).

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA may be substantial.

NEW ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements may be relevant to our operations but have not yet been adopted are outlined in Note 2 “Accounting Policies and Practices” within the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential fluctuations in earnings, cash flows, and the fair values of certain of our assets and liabilities due to changes in interest rates. To manage the risk from this exposure, we enter into a variety of hedging arrangements. We do not enter into derivatives or financial instruments for trading or speculative purposes. We are not subject to significant foreign exchange rate risk.

A discussion of our accounting policies for hedging activities is outlined in Note 2 “Accounting Policies and Practices” within the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described in the Form 10-K/A filed with the SEC on April 29, 2021 for the year-ended December 31, 2020 (of Foley Trasimene Acquisition Corp., which became a fully owned subsidiary of Alight, Inc upon completion of the Business Combination, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due solely to our controls to evaluate the accounting for warrants or forward purchase agreements (“FPAs”).  Specifically, we have not yet had sufficient time for controls being implemented as a result of the Business Combination to demonstrate that our controls are effective and thus concluded they did not operate effectively to appropriately apply the provisions of ASC 815-40 - Contracts in Entity’s Own Equity.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants or FPAs as noted above. Management is implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, to remediate the material weakness in the Company’s internal control over financial reporting, the Company is implementing review procedures, training and enhancements to the accounting policy related to the accounting for warrants to determine proper accounting in accordance with U.S. GAAP, which it expects to have completed by year-end. Specifically, we created a review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. However, because the elements of our remediation plan are in process as of September 30, 2021, the material weakness has not been fully remediated.

Notwithstanding the identified material weakness, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, we believe that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our results of operations or financial condition.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K, filed with the SEC on February 26, 2021 and amended on April 29, 2021, our Definitive Proxy Statement on Schedule 14A relating to the Business Combination, filed with the SEC on June 4, 2021, or our Registration Statement on Form S-1 filed on August 2, 2021, as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There have been no material changes from the risk factors previously disclosed in the Company’s filings mentioned in the aforementioned paragraph.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Subscription Agreements

In connection with the closing of the Business Combination, on the Closing Date, the Company consummated an investment (the “PIPE Investment”) pursuant to subscription agreements with certain investors (the “PIPE Investors”) and issued 155,000,000 shares of the Company’s Class A Common Stock to the PIPE Investors for aggregate gross proceeds of approximately $1.6 billion. The proceeds of the PIPE Investment were used to fund a portion of the cash consideration necessary to consummate the Business Combination as well as for the repayment of certain of Alight Holdings’ and its subsidiaries’ indebtedness, expenses and other uses. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D under the Securities Act.

The foregoing summary of the Subscription Agreements is qualified by reference to the complete text of the form of the Subscription Agreement, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Business Combination Consideration

Upon the closing of the Business Combination and pursuant to the Business Combination Agreement, the Company issued, in the aggregate, 77,459,687 shares of the Company’s Class V Common Stock, 4,990,453 shares of the Company’s Class B-1 Common Stock and 4,990,453 shares of the Company’s Class B-2 Common Stock to the holders of Tempo units and equityholders of the Tempo Blockers. The issuances were made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

Forward Purchase Agreement

Immediately prior to the Business Combination, pursuant to certain FPAs, (i) Cannae Holdings, Inc. and Cannae Holdings LLC (collectively, “Cannae”) purchased from FTAC, and FTAC issued to Cannae, 15,000,000 shares of FTAC Class A Common Stock and 5,000,000 FTAC Warrants for an aggregate purchase price of $150 million and (ii) THL FTAC LLC (“THL”) purchased from FTAC, and FTAC issued to THL, 15,000,000 shares of FTAC Class A Common Stock and 5,000,000 FTAC Warrants for an aggregate purchase price of $150 million. Such proceeds formed a portion of the consideration used for the completion of the Business Combination. The issuances were made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. The foregoing summary of the FPAs is qualified by reference to the complete text of the FPAs, copies of which are attached as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Use of Proceeds

In conjunction with the consummation of the Business Combination, the Company disbursed all investments deposited into the trust account from the Company’s initial public offering and continuously held in the trust account, which funded, in part, the Business Combination and paid the deferred underwriting discounts and commissions of approximately $36 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.
(b)	None.

Item 6. Exhibits.

Exhibit Number	Description
2.1†

Amended and Restated Business Combination Agreement, dated as of April 29, 2021, by and among Foley Trasimene Acquisition Corp., Alight, Inc., Tempo Holding Company, LLC and certain other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2021).

3.1	Amended and Restated Certificate of Incorporation of Alight, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
3.2	Amended and Restated Bylaws of Alight, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
4.2

Warrant Agreement, dated May 29, 2020, between Continental Stock Transfer & Trust Company and FTAC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2020).

4.3

Warrant Assumption Agreement, dated as of July 2, 2021, by and among Foley Trasimene Acquisition Corp., Alight, Inc., and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2021).

10.1

Second Amended and Restated Limited Liability Company Agreement of Alight Holding Company, LLC, dated as of July 2, 2021, by and among Alight Holding Company, LLC, Alight, Inc., certain subsidiaries of Alight, Inc. and the other members of Alight Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

10.2†

Tax Receivable Agreement, dated July 2, 2021, by and among Alight, Inc., Foley Trasimene Acquisition Corp., Tempo Holding Company, LLC, the TRA Parties, the TRA Party Representative and each of the other persons that become a party to the Tax Receivable Agreement from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

10.3

Investor Rights Agreement, dated as of July 2, 2021, by and among Alight, Inc., the Existing Investors and the Sponsor Investors as of the date thereof, and each of the other persons that from time to time become party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

10.4

Registration Rights Agreement, dated as of July 2, 2021, by and among Alight, Inc., the Existing Investors and the Sponsor Investors as of the date thereof, and each of the other persons that from time to time become party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

10.5

Amended and Restated Sponsor Agreement, dated as of January 25, 2021, by and among Foley Trasimene Acquisition Corp., Acrobat Holdings, Inc. (n/k/a Alight, Inc.), Tempo Holding Company, LLC (n/k/a Alight Holding Company, LLC) and certain other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021).

10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021).
10.7+	Alight, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
10.8+	Alight, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
10.9

Forward Purchase Agreement among the Registrant and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 18, 2020).

10.10	Forward Purchase Agreement among the Registrant and THL FTAC LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 18, 2020).
10.11+

Amended and Restated Employment Agreement, dated as of August 18, 2021, by and between Alight Solutions LLC and Stephan Scholl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2021).

10.12+

Employment Agreement, dated as of August 18, 2021, by and between Alight Solutions LLC and Katie Rooney  (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2021).

10.13*	Amendment No. 6 to Credit Agreement, dated as of August 24, 2021.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alight, Inc.

Date: November 12, 2021	By:	/s/ Stephan Scholl
Stephan Scholl
Chief Executive Officer

Date: November 12, 2021	By:	/s/ Katie Rooney
Katie Rooney
Chief Financial Officer